Form 10-Q
period 1995-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP IX
filed 1995-05-15
CIK 310812

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934



For the quarter ended March 31, 1995      Commission file number 0-9484




                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
              (Exact name of registrant as specified in its charter)




                Illinois                     36-2875190
      (State of organization)        (I.R.S. Employer Identification No.)



  900 N. Michigan Ave., Chicago, IL                      60611
(Address of principal executive office)                 (Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

                                 TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .     12



PART II      OTHER INFORMATION


Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     14

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     15

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                                 CONSOLIDATED BALANCE SHEETS

                                            MARCH 31, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)



                                                           ASSETS
                                                           ------
                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $  2,546,982        4,789,433
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .          2,738,593            --
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . .             59,542          218,143
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             40,390           42,585
                                                                                         ------------      -----------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,385,507        5,050,161
                                                                                         ------------      -----------

Investment property, at cost:
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . .         34,740,728       34,561,700
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .         16,903,343       16,651,251
                                                                                         ------------      -----------
        Total investment property, net of accumulated depreciation . . . . . . . .         17,837,385       17,910,449
                                                                                         ------------      -----------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,934,842        2,012,005
Venture partner's deficit in venture (note 2). . . . . . . . . . . . . . . . . . .         33,886,671       33,931,841
                                                                                         ------------      -----------
                                                                                         $ 59,044,405       58,904,456
                                                                                         ============      ===========
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                                 CONSOLIDATED BALANCE SHEETS


                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------

                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    498,680          297,798
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . .         83,287,240          813,559
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            625,910          814,444
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            309,446           68,458
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            417,311          422,521
                                                                                         ------------      -----------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .         85,138,587        2,416,780

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            602,809          592,956
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . .              --          82,670,202
                                                                                         ------------      -----------
Commitments and contingencies (notes 2 and 4)

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         85,741,396       85,679,938

Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,253,593)      (2,256,733)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .           (897,441)        (897,441)
                                                                                         ------------      -----------
                                                                                           (3,150,034)      (3,153,174)
                                                                                         ------------      -----------
  Limited partners (55,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .         49,689,766       49,689,766
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,018,248        8,942,897
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (82,254,971)     (82,254,971)
                                                                                         ------------      -----------
                                                                                          (23,546,957)     (23,622,308)
                                                                                         ------------      -----------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . . .        (26,696,991)     (26,775,482)
                                                                                         ------------      -----------
                                                                                         $ 59,044,405       58,904,456
                                                                                         ============      ===========

                                See accompanying notes to consolidated financial statements.
/TABLE

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                         THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  3,873,958         3,894,390
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          57,646            77,516
                                                                                          ------------       -----------
                                                                                             3,931,604         3,971,906
                                                                                          ------------       -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,899,858         1,917,813
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         252,092           270,013
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,521,016         1,506,965
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             832             6,420
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         131,000           125,479
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,145            21,387
                                                                                          ------------       -----------
                                                                                             3,807,943         3,848,077
                                                                                          ------------       -----------
          Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         123,661           123,829

Venture partner's share of venture's operations. . . . . . . . . . . . . . . . . . . .         (45,170)          (41,185)
                                                                                          ------------       -----------
          Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     78,491            82,644
                                                                                          ============       ===========
          Net earnings per limited partnership interest. . . . . . . . . . . . . . . .    $       1.37              1.44
                                                                                          ============       ===========

          Cash distributions per limited partnership interest. . . . . . . . . . . . .    $      --                95.00
                                                                                          ============       ===========






                                See accompanying notes to consolidated financial statements.
/TABLE

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     78,491            82,644
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         252,092           270,013
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .         131,000           125,479
    Venture partner's share of venture's operations  . . . . . . . . . . . . . . . . .          45,170            41,185
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .         158,601             8,733
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,195            40,714
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (188,534)          (71,062)
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         240,988             --
    Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,210)            --
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,853            29,621
                                                                                          ------------       -----------
            Net cash provided by operating activities. . . . . . . . . . . . . . . . .         724,646           527,327
                                                                                          ------------       -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . . . . . . . . .      (2,738,593)        7,688,060
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .        (179,028)         (160,123)
  Payment of property disposition fees . . . . . . . . . . . . . . . . . . . . . . . .           --           (2,314,071)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (53,837)            --
                                                                                          ------------       -----------
            Net cash provided by (used in) investing activities. . . . . . . . . . . .      (2,971,458)        5,213,866
                                                                                          ------------       -----------
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         200,882           427,292
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (196,521)         (178,563)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --           (5,225,475)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --              (32,260)
                                                                                          ------------       -----------
            Net cash provided by (used in) financing activities. . . . . . . . . . . .           4,361        (5,009,006)
                                                                                          ------------       -----------
            Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .      (2,242,451)          732,187

            Cash and cash equivalents at beginning of year . . . . . . . . . . . . . .       4,789,433         2,633,311
                                                                                          ------------       -----------

            Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .    $  2,546,982         3,365,498
                                                                                          ============       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $  1,905,068         1,917,813
                                                                                          ============       ===========
  Non-cash activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      --                --
                                                                                          ============       ===========

















                                See accompanying notes to consolidated financial statements.
/TABLE

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1995 AND 1994

                                    (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its venture (note 2), Wright-Carlyle Partners ("Wright-Carlyle"). The effect of all transactions between the Partnership and Wright-Carlyle have been eliminated.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of its venture as described above.

Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the three months ended March 31:

                                    1995                        1994
                         -----------------------    -------------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------    ---------

Net earnings . . . . .     $78,491        48,374         82,644       55,555
Net earnings
 per limited
 partnership
 interest. . . . . . .     $  1.37           .84           1.44          .97
                           =======       =======         ======       ======

     The net earnings per limited partnership interest ("Interest") is based upon the Interests outstanding at the end of each period (55,005). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Certain amounts in the 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($2,546,982 and $1,918,398 at March 31, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.


(2)  WRIGHT-CARLYLE

     The Partnership at March 31, 1995 is a party to one operating joint venture agreement. Pursuant to such agreement, the Partnership made an initial capital contribution of approximately $9,334,000 (before legal and other acquisition costs). The venture partner which contributed, in 1979, an interest in the property then being developed, made no cash contributions to the venture. Their retention of an interest in the property, through the joint venture, was taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the venture.

     The Partnership acquired, through the above venture, a medical office complex in Los Angeles, California in which it still has an ownership interest. The venture property was refinanced under a long-term debt arrangement which currently matures in January 1996. The Partnership has initiated discussions with the venture partner regarding a potential purchase of the Partnership's interest in the joint venture. In the event the venture partner does not purchase the Partnership's interest in the near term, the joint venture will begin marketing the property for sale. The Partnership is also exploring other alternatives for the property, including a refinancing of the existing mortgage loan. However, there can be no assurance that the Partnership will be able to obtain such financing or arrange such a sale. The Partnership has a cumulative preferred interest of $675,000 per annum in net cash receipts from the property. After the Partnership receives its preferential return, the venture partner is entitled to a non-cumulative return of $675,000 per annum; additional net cash receipts are generally shared in a ratio relating to the various ownership interests of 50% to the Partnership and 50% to its venture partner. The Partnership also has a preferred position (related to the Partnership's cash investment in the venture) with respect to distribution of sale and refinancing proceeds from the venture.

     In general, operating profits and losses are shared in the same ratio as net cash receipts. However, if there are no net cash receipts, substantially all profits or losses are allocated to the Partnership.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership did not receive its preferred return in 1994 or 1993 and does not anticipate the receipt of any of its preferred return in 1995.

As a result, such deficiencies will increase prior years cumulative preferred return and become an addition to the Partnership's preferred position in relation to the distribution of sale and refinancing proceeds by the venture as discussed above.

     Physical management of the property is performed by an affiliate of the venture partner. Compensation to the manager is calculated as a percentage of certain receipts.

     There are certain risks associated with the Partnership's investment made through a joint venture including the possibility that the Partnership's venture partner in the investment might become unable or unwilling to fulfill their financial or other obligations, or that such venture partner may have economic or business interests or goals that are inconsistent with those of the Partnership.


(3)  SALE OR DISPOSITION OF INVESTMENT PROPERTIES

     In connection with the sale or refinancing of properties by the Partnership, the General Partners' right to share in the net proceeds of sale or refinancing is subject to the Limited Partners first receiving from such sale or refinancing proceeds an amount equal to their aggregate initial capital investment in the Partnership plus cumulative cash distributions from Partnership operations, which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on their average capital investment for each year. With the distribution of sale proceeds made in February 1994, the Limited Partners have received their aggregate initial capital investment in its entirety and have also received cumulative cash distributions equal to a 6% return on their average capital investment. Therefore, on February 28, 1994, the General Partners received their deferred disposition fees aggregating $2,314,071 and shall receive 15% of any remaining sale or refinancing proceeds; the Limited Partners shall receive 85% of any remaining sale or refinancing proceeds.


(4)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 are as follows:

                                                                     Unpaid at
                                                                     March 31,
                                          1995           1994          1995
                                         ------          ----      -------------
Reimbursement (at cost) for
  out-of-pocket expenses . . . . .       $ --              26            --
                                         ======           ===         =======


     On February 28, 1994, the Partnership paid previously deferred disposition fees aggregating $2,314,071 to the General Partners (note 3).

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



(5)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All reference herein to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $2,547,000. Bank overdrafts totaling approximately $499,000 at March 31, 1995 were repaid in April 1995. Such remaining funds and short-term investments of approximately $2,739,000 are available for distributions to partners and for working capital requirements including the Partnership's share of capital improvements at the Cedars-Sinai Medical Office Complex, the Partnership's remaining investment property. The Partnership and its consolidated venture has currently budgeted approximately $1,042,000 for tenant improvements and other capital expenditures. The Partnerships' share of such items is budgeted to be approximately $521,000 in 1995. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, liquidity considerations and other market conditions over the course of the year. The sources of capital for such items and for both short-term and long-term future liquidity and distributions are expected to be from net cash generated by the Partnership's remaining investment property and through the sale and refinancing of such investment. However, as discussed below, the Partnership does not consider the operations of the Cedars-Sinai Medical Office Complex (the last property owned by the Partnership) to be a significant source of short-term liquidity. In the longer term, the Partnership's liquidity is dependent upon the Partnership's plans to extend or refinance the property's mortgage loan which matures in January 1996 or to sell the property before such maturity. The Partnership has initiated discussions with the venture partner regarding a potential purchase of the Partnership's interest in the joint venture. In the event the venture partner does not purchase the Partnership's interest in the near term, the joint venture will begin marketing the property for sale. The Partnership is also exploring other alternatives for the property, including a refinancing of the existing mortgage loan. However, there can be no assurance that the Partnership will be able to obtain such financing or arrange such a sale. The Partnership's and its venture's mortgage obligation is non-recourse. Therefore, the Partnership and its venture are not obligated to pay mortgage indebtedness unless the property produces sufficient net cash flow from operations or sale.

     The East and West Towers of the Cedars-Sinai Medical Office Complex in Los Angeles, California are occupied 95% and 96%, respectively. During the remaining portion of 1995 and in 1996, expiration of tenant leases for the entire property will be approximately 16% and 15%, respectively. There can be no assurance that all of the expiring tenant space will be renewed. In addition, due to an extremely competitive office market in which the property is located, it is possible that the property's rental rates achieved on new leases will be less than rates currently in place and that significant costs (a portion of which have been budgeted as described above) will be required to re-lease such space. Such factors are expected to cause the property to operate at close to a break even level for such years. In anticipation of such future costs, all current cash flow of the property is being reserved by the Cedars-Sinai venture rather than distributed to the Partnership or the venture partner.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's philosophy and approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the value of its remaining property. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership is currently expected to operate at approximately break-even cash flow in the aggregate, in the near term, due to the large number of lease expirations at the Cedars-Sinai Medical Office Complex, as described above. As a result, the Partnership suspended operating distributions beginning the first quarter of 1993. By conserving working capital, the Partnership will be in a better position to meet its future needs since outside sources of capital may be limited. As previously reported, due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and the increase in short-term investments at March 31, 1995 as compared to December 31, 1994 is primarily due to a portion of the Partnership's investments in U.S. Government obligations being classified as short-term investments at March 31, 1995 and all of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at December 31, 1994. Reference is made to Note 1.

     The decrease in interest, rents and other receivables and the increase in unearned rents at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of receipt of rental income at the Cedars-Sinai Medical Office Complex.

     The increase in investment property at March 31, 1995 as compared to December 31, 1994 is primarily due to the 1995 capitalization of approximately $87,000 of tenant improvement costs and approximately $92,000 of other capital items at the Cedars-Sinai Medical Office Complex.

     The decrease in deferred expenses at March 31, 1995 as compared to December 31, 1994 is primarily due to amortization of such deferred items. This decrease is partially offset by the capitalization of approximately $54,000 of deferred leasing costs at the Cedars-Sinai Medical Office Complex.

     Bank overdrafts at March 31, 1995 and December 31, 1994 of $498,680 and $297,798, respectively, result from overdrafts at the Cedars-Sinai Medical Office Complex which is managed by an affiliate of the Partnership's venture partner. These overdrafts which were the result of the timing of transfers from investment accounts to cash accounts were repaid in April 1995 and January 1995, respectively.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at March 31, 1995 as compared to December 31, 1994 is primarily due to the entire balance of the mortgage loan secured by the Cedars-Sinai Medical Office Complex, which matures in January, 1996, being classified as a current liability at March 31, 1995.

     The decrease in accounts payable at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of certain costs at the Cedars-Sinai Medical Office Complex.

     The decrease in interest income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily the result of a decrease in the average balance of investments in U.S. Government obligations in 1995.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                            1994                                     1995
                                             -------------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----

Cedars-Sinai Medical
  Office Complex
  Los Angeles, California
    East Tower . . . . . . . . . .         99%         94%         92%         94%      95%
    West Tower . . . . . . . . . .         89%         96%         96%         96%      96%



/TABLE

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits.

              4. Modification documents relating to the long-term mortgage note secured by the Cedars-Sinai Medical Office Complex located in Los Angeles, California are incorporated by reference to the Partnership's report for December 31, 1992 on Form 8-K (File No. 0-9484) dated January 15, 1991.

              10. Acquisition documents relating to the purchase by the Partnership of an interest in Cedars-Sinai Medical Office Complex located in Los Angeles, California are incorporated herein by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 to the Partnership's Prospectus on Form S-11 (File No. 2-63958) dated August 17, 1979.

              27.    Financial Data Schedule


       (b) No reports on Form 8-K have been filed for the quarter covered by this report.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  May 11, 1995