Form 10-Q
period 1995-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP IX
filed 1995-08-14
CIK 310812

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934



For the quarter ended June 30, 1995          Commission file number 0-9484




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

                                 TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .     12



PART II      OTHER INFORMATION


Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     15

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     16

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                                 CONSOLIDATED BALANCE SHEETS

                                             JUNE 30, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)



                                                           ASSETS
                                                           ------
                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $  1,680,928        4,789,433
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .          2,738,593            --
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . .             81,559          218,143
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             53,932           42,585
                                                                                         ------------      -----------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,555,012        5,050,161
                                                                                         ------------      -----------

Investment property, at cost:
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,017,432       34,561,700
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .         17,163,765       16,651,251
                                                                                         ------------      -----------
        Total investment property, net of accumulated depreciation . . . . . . . .         17,853,667       17,910,449
                                                                                         ------------      -----------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,834,770        2,012,005
Venture partner's deficit in venture (note 2). . . . . . . . . . . . . . . . . . .         33,784,896       33,931,841
                                                                                         ------------      -----------
                                                                                         $ 58,028,345       58,904,456
                                                                                         ============      ===========

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                                 CONSOLIDATED BALANCE SHEETS


                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------

                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $      --             297,798
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . .         83,086,210          813,559
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            400,774          814,444
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            128,286           68,458
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            420,509          422,521
                                                                                         ------------      -----------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .         84,035,779        2,416,780

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            582,364          592,956
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . .              --          82,670,202
                                                                                         ------------      -----------
Commitments and contingencies (notes 2 and 4)

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         84,618,143       85,679,938

Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,249,306)      (2,256,733)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .           (897,441)        (897,441)
                                                                                         ------------      -----------
                                                                                           (3,145,747)      (3,153,174)
                                                                                         ------------      -----------
  Limited partners (55,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .         49,689,766       49,689,766
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,121,154        8,942,897
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (82,254,971)     (82,254,971)
                                                                                         ------------      -----------
                                                                                          (23,444,051)     (23,622,308)
                                                                                         ------------      -----------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . . .        (26,589,798)     (26,775,482)
                                                                                         ------------      -----------
                                                                                         $ 58,028,345       58,904,456
                                                                                         ============      ===========

                                See accompanying notes to consolidated financial statements.

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30                           JUNE 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .    $ 4,050,881       3,924,672       7,924,839        7,819,062
  Interest income. . . . . . . . . . . . . . . . . . . .         69,944          47,993         127,590          125,509
                                                            -----------      ----------     -----------       ----------
                                                              4,120,825       3,972,665       8,052,429        7,944,571
                                                            -----------      ----------     -----------       ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .      1,895,349       1,912,790       3,795,207        3,830,603
  Depreciation . . . . . . . . . . . . . . . . . . . . .        260,422         274,513         512,514          544,526
  Property operating expenses. . . . . . . . . . . . . .      1,588,824       1,581,399       3,109,840        3,088,364
  Professional services. . . . . . . . . . . . . . . . .         10,440          20,980          11,272           27,400
  Amortization of deferred expenses. . . . . . . . . . .        136,432         126,878         267,432          252,357
  General and administrative . . . . . . . . . . . . . .         20,390          56,817          23,535           78,204
                                                            -----------      ----------     -----------       ----------
                                                              3,911,857       3,973,377       7,719,800        7,821,454
                                                            -----------      ----------     -----------       ----------
          Operating earnings (loss). . . . . . . . . . .        208,968            (712)        332,629          123,117
Venture partner's share of
  venture's operations . . . . . . . . . . . . . . . . .       (101,775)        (27,533)       (146,945)         (68,718)
                                                            -----------      ----------     -----------       ----------
          Net earnings (loss). . . . . . . . . . . . . .    $   107,193         (28,245)        185,684           54,399
                                                            ===========      ==========     ===========       ==========
          Net earnings (loss) per
            limited partnership
            interest . . . . . . . . . . . . . . . . . .    $      1.87            (.49)           3.24              .95
                                                            ===========      ==========     ===========       ==========
          Cash distributions per
            limited partnership
            interest . . . . . . . . . . . . . . . . . .    $     --              --              --               95.00
                                                            ===========      ==========     ===========       ==========

                                See accompanying notes to consolidated financial statements.

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    185,684            54,399
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         512,514           544,526
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .         267,432           252,357
    Venture partner's share of venture's operations  . . . . . . . . . . . . . . . . .         146,945            68,718
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .         136,584          (292,184)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (11,347)         (127,462)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (413,670)          138,015
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          59,828             --
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,012)            --
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (10,592)           (5,286)
                                                                                          ------------       -----------
            Net cash provided by operating activities. . . . . . . . . . . . . . . . .         871,366           633,083
                                                                                          ------------       -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . . . . . . . . .      (2,738,593)        8,381,516
  Additions to investment property . . . . . . . . . . . . . . . . . . . . . . . . . .        (455,732)         (875,379)
  Payment of property disposition fees . . . . . . . . . . . . . . . . . . . . . . . .           --           (2,314,071)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (90,197)          (93,527)
                                                                                          ------------       -----------
            Net cash provided by (used in) investing activities. . . . . . . . . . . .      (3,284,522)        5,098,539
                                                                                          ------------       -----------

                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (297,798)            --
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (397,551)         (362,156)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --           (5,225,475)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --              (32,260)
                                                                                          ------------       -----------
            Net cash used in financing activities. . . . . . . . . . . . . . . . . . .        (695,349)       (5,619,891)
                                                                                          ------------       -----------
            Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .      (3,108,505)          111,731

            Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . .       4,789,433         2,633,311
                                                                                          ------------       -----------

            Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . .    $  1,680,928         2,745,042
                                                                                          ============       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $  3,797,219         3,830,603
                                                                                          ============       ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . .    $      --                --
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

                              JUNE 30, 1995 AND 1994

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

Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the six months ended June 30:

                                    1995                        1994
                         -----------------------   -------------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------    ---------

Net earnings
 (loss). . . . . . . .    $185,684        96,749         54,399   (1,884,349)
Net earnings
 (loss) per
 limited
 partnership
 interest. . . . . . .    $   3.24          1.69            .95       (39.11)
                          ========       =======         ======   ==========

     The net earnings (loss) per limited partnership interest ("Interest") is based upon the Interests outstanding at the end of each period (55,005).

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($1,583,172 and $1,918,398 at June 30, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.


(2)  WRIGHT-CARLYLE

     The Partnership at June 30, 1995 is a party to one operating joint venture agreement. Pursuant to such agreement, the Partnership made an initial capital contribution of approximately $9,334,000 (before legal and other acquisition costs). The venture partner, which contributed in 1979, an interest in the property then being developed, made no cash contributions to the venture. Their retention of an interest in the property, through the joint venture, was taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the venture.

     The Partnership acquired, through the above venture, a medical office complex in Los Angeles, California in which it still has an ownership interest. The venture property was refinanced under a long-term debt arrangement which currently matures in January 1996. The Partnership has initiated discussions with the venture partner regarding a potential purchase of the Partnership's interest in the joint venture. In the event the venture partner does not purchase the Partnership's interest in the near term, the joint venture will begin marketing the property for sale. The Partnership is also exploring other alternatives for the property, including a refinancing or short-term extension of the existing mortgage loan. However, there can be no assurance that the Partnership will be able to obtain such financing or arrange such a sale. The Partnership has a cumulative preferred interest of $675,000 per annum in net cash receipts from the property. After the Partnership receives its preferential return, the venture partner is entitled to a non-cumulative return of $675,000 per annum; additional net cash receipts are generally shared in a ratio relating to the various ownership interests of 50% to the Partnership and 50% to its venture partner. The Partnership also has a preferred position (related to the Partnership's cash investment in the venture) with respect to distribution of sale and refinancing proceeds from the venture.

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

As a result, such deficiencies will increase prior years' cumulative preferred return ($2,700,000 at December 31, 1994) and become an addition to the Partnership's preferred position in relation to the distribution of sale and refinancing proceeds by the venture as discussed above.

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


(4)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1995 and for the six months ended June 30, 1995 and 1994 are as follows:

                                                                     Unpaid at
                                                                     June 30,
                                           1995          1994          1995
                                           ----          ----      -------------
Reimbursement (at cost) for
  out-of-pocket expenses . . . . .         $ 69            45           --
                                           ====           ===         =======

     On February 28, 1994, the Partnership paid previously deferred disposition fees aggregating $2,314,071 to the General Partners (note 3).

     Subsequent to June 30, 1995, the Managing General Partner of the Partnership has determined to use an independent third party or parties to perform certain administrative services beginning in late 1995. Use of a third party is not expected to have a material effect on the operations of the Partnership.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



(5)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All reference herein to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At June 30, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $1,681,000. Such funds and short-term investments of approximately $2,739,000 are available for distributions to partners and for working capital requirements including the Partnership's share of capital improvements at the Cedars-Sinai Medical Office Complex, the Partnership's remaining investment property. The Partnership and its consolidated venture has currently budgeted approximately $1,042,000 for tenant improvements and other capital expenditures. The Partnerships' share of such items is budgeted to be approximately $521,000 in 1995. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, liquidity considerations and other market conditions over the course of the year. The sources of capital for such items and for both short-term and long-term future liquidity and distributions are expected to be from net cash generated by the Partnership's remaining investment property and through the sale and refinancing of such investment. However, as discussed below, the Partnership does not consider the operations of the Cedars-Sinai Medical Office Complex (the last property owned by the Partnership) to be a significant source of short-term liquidity. In the longer term, the Partnership's liquidity is dependent upon the Partnership's plans to extend or refinance the property's mortgage loan which matures in January 1996 or to sell the property before such maturity. The Partnership has initiated discussions with the venture partner regarding a potential purchase of the Partnership's interest in the joint venture. In the event the venture partner does not purchase the Partnership's interest in the near term, the joint venture will begin marketing the property for sale. The Partnership is also exploring other alternatives for the property, including a refinancing of the existing mortgage loan. However, there can be no assurance that the Partnership will be able to obtain such financing or arrange such a sale. As the Cedar-Sinai property is the Partnership's last investment property, upon sale or disposition of such investment, the Partnership would then proceed to terminate its affairs. The Partnership's and its venture's mortgage obligation is non-recourse. Therefore, the Partnership and its venture are not obligated to pay mortgage indebtedness unless the property produces sufficient net cash flow from operations or sale.

     The East and West Towers of the Cedars-Sinai Medical Office Complex in Los Angeles, California are occupied 95% and 96%, respectively. During the remaining portion of 1995, in 1996 and in 1997, expiration of tenant leases for the entire property will be approximately 8%, 15% and 10%, respectively. There can be no assurance that all of the expiring tenant space will be renewed. In addition, due to an extremely competitive office market in which the property is located, it is possible that the property's rental rates achieved on new leases will be less than rates currently in place and that significant costs (a portion of which have been budgeted as described above) will be required to re-lease such space. Such factors are expected to cause the property to operate at close to a break even level for such years. In anticipation of such future costs, all current cash flow of the property is being reserved by the Cedars-Sinai venture rather than distributed to the Partnership or the venture partner.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's philosophy and approach has been to aggressively and creatively manage the Partnership's remaining real estate asset to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the value of its remaining property. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership is currently expected to operate at approximately break-even cash flow in the aggregate, in the near term, due to the large number of lease expirations at the Cedars-Sinai Medical Office Complex, as described above. As a result, the Partnership suspended operating distributions beginning the first quarter of 1993. By conserving working capital, the Partnership will be in a better position to meet its future needs since outside sources of capital may be limited. As previously reported, due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and the increase in short-term investments at June 30, 1995 as compared to December 31, 1994 is primarily due to a portion of the Partnership's investments in U.S. Government obligations being classified as short-term investments at June 30, 1995 and all of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at December 31, 1994. Reference is made to Note 1.

     The decrease in interest, rents and other receivables and the increase in unearned rents at June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of receipt of rental income at the Cedars-Sinai Medical Office Complex.

     The increase in investment property at June 30, 1995 as compared to December 31, 1994 is primarily due to the 1995 capitalization of approximately $208,000 of tenant improvement costs and approximately $248,000 of other capital items at the Cedars-Sinai Medical Office Complex.

     The decrease in deferred expenses at June 30, 1995 as compared to December 31, 1994 is primarily due to amortization of such deferred items. This decrease is partially offset by the capitalization of approximately $90,000 of deferred leasing costs at the Cedars-Sinai Medical Office Complex.

     Bank overdrafts at December 31, 1994 of $297,798 result from overdrafts at the Cedars-Sinai Medical Office Complex which is managed by an affiliate of the Partnership's venture partner. These overdrafts, which were the result of the timing of transfers from investment accounts to cash accounts, were repaid in January 1995.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at June 30, 1995 as compared to December 31, 1994 is primarily due to the entire balance of the mortgage loan secured by the Cedars-Sinai Medical Office Complex, which matures in January, 1996, being classified as a current liability at June 30, 1995.

     The decrease in accounts payable at June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of certain costs at the Cedars-Sinai Medical Office Complex.

     The increase in rental income and venture partner's share of venture's operations for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to an increase in the average occupancy of the Cedars-Sinai Medical Office Complex in 1995.

     The increase in interest income for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to an increase in the average rate of interest earned on investments in U.S. Government obligations in 1995. This increase is partially offset for the comparable six month periods by a decrease in 1995 in the average balance of investments in U.S. Government obligations.

     The decrease in general and administrative for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to the payment in 1994 of certain costs associated with the sale of the Partnership's interest in the White Marsh II venture.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                            1994                                     1995
                                             -------------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----

Cedars-Sinai Medical
  Office Complex
  Los Angeles, California
    East Tower . . . . . . . . . .         99%         94%         92%         94%      95%       95%
    West Tower . . . . . . . . . .         89%         96%         96%         96%      96%       96%




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


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  August 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  August 9, 1995