Form 10-Q
period 1995-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP IX
filed 1995-11-13
CIK 310812

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934



For the quarter ended September 30, 1995      Commission file number 0-9484




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

                                                 CONSOLIDATED BALANCE SHEETS

                                          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)



                                                           ASSETS
                                                           ------
                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1995              1994
                                                                                       --------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $  5,232,979        4,789,433
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . .             97,148          218,143
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             48,057           42,585
                                                                                         ------------      -----------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,378,184        5,050,161
                                                                                         ------------      -----------

Investment property, at cost:
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,250,486       34,561,700
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .         17,412,426       16,651,251
                                                                                         ------------      -----------
        Total investment property, net of accumulated depreciation . . . . . . . .         17,838,060       17,910,449
                                                                                         ------------      -----------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,730,711        2,012,005
Venture partner's deficit in venture (note 2). . . . . . . . . . . . . . . . . . .         33,751,763       33,931,841
                                                                                         ------------      -----------
                                                                                         $ 58,698,718       58,904,456
                                                                                         ============      ===========

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                                 CONSOLIDATED BALANCE SHEETS


                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------

                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1995              1994
                                                                                       --------------      -----------
Current liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    681,186          297,798
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . .         82,880,565          813,559
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            542,461          814,444
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             92,146           68,458
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            419,489          422,521
                                                                                         ------------      -----------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .         84,615,847        2,416,780

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            568,557          592,956
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . .              --          82,670,202
                                                                                         ------------      -----------
Commitments and contingencies (notes 2 and 4)

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         85,184,404       85,679,938

Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,245,141)      (2,256,733)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .           (897,441)        (897,441)
                                                                                         ------------      -----------
                                                                                           (3,141,582)      (3,153,174)
                                                                                         ------------      -----------
  Limited partners (55,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .         49,689,766       49,689,766
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,221,101        8,942,897
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (82,254,971)     (82,254,971)
                                                                                         ------------      -----------
                                                                                          (23,344,104)     (23,622,308)
                                                                                         ------------      -----------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . . .        (26,485,686)     (26,775,482)
                                                                                         ------------      -----------
                                                                                         $ 58,698,718       58,904,456
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         (UNAUDITED)
                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30                      SEPTEMBER 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .    $ 3,919,562       3,992,099      11,844,401       11,811,161
  Interest income. . . . . . . . . . . . . . . . . . . .         62,150          49,504         189,740          175,013
  Other income . . . . . . . . . . . . . . . . . . . . .         42,847           --             42,847            --
                                                            -----------      ----------     -----------       ----------
                                                              4,024,559       4,041,603      12,076,988       11,986,174
                                                            -----------      ----------     -----------       ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .      1,890,734       1,907,672       5,685,941        5,738,275
  Depreciation . . . . . . . . . . . . . . . . . . . . .        248,661         273,814         761,175          818,340
  Property operating expenses. . . . . . . . . . . . . .      1,602,094       1,640,505       4,711,934        4,728,869
  Professional services. . . . . . . . . . . . . . . . .            694           4,257          11,966           31,657
  Amortization of deferred expenses. . . . . . . . . . .        133,944         139,077         401,376          391,434
  General and administrative . . . . . . . . . . . . . .         11,187          16,591          34,722           94,795
                                                            -----------      ----------     -----------       ----------
                                                              3,887,314       3,981,916      11,607,114       11,803,370
                                                            -----------      ----------     -----------       ----------
          Operating earnings . . . . . . . . . . . . . .        137,245          59,687         469,874          182,804
Venture partner's share of
  venture's operations . . . . . . . . . . . . . . . . .        (33,133)        (31,623)       (180,078)        (100,341)
                                                            -----------      ----------     -----------       ----------
          Net earnings . . . . . . . . . . . . . . . . .    $   104,112          28,064         289,796           82,463
                                                            ===========      ==========     ===========       ==========
          Net earnings per
            limited partnership
            interest . . . . . . . . . . . . . . . . . .    $      1.82             .49            5.06             1.44
                                                            ===========      ==========     ===========       ==========
          Cash distributions per
            limited partnership
            interest . . . . . . . . . . . . . . . . . .    $     --              --              --               95.00
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    289,796            82,463
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         761,175           818,340
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .         401,376           391,434
    Venture partner's share of venture's operations  . . . . . . . . . . . . . . . . .         180,078           100,341
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .         120,995            74,877
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,472)           37,973
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (271,983)           21,898
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,688           (15,006)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,032)           (6,060)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (24,399)           43,386
                                                                                          ------------       -----------
            Net cash provided by operating activities. . . . . . . . . . . . . . . . .       1,472,222         1,549,646
                                                                                          ------------       -----------

Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . . . . . . . . . . . .           --            8,381,513
  Additions to investment property . . . . . . . . . . . . . . . . . . . . . . . . . .        (688,786)       (1,231,401)
  Payment of property disposition fees . . . . . . . . . . . . . . . . . . . . . . . .           --           (2,314,071)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (120,082)         (216,820)
                                                                                          ------------       -----------
            Net cash provided by (used in) investing activities. . . . . . . . . . . .        (808,868)        4,619,221
                                                                                          ------------       -----------

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         383,388             --
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (603,196)         (550,863)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --           (5,225,475)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --              (32,260)
                                                                                          ------------       -----------
            Net cash used in financing activities. . . . . . . . . . . . . . . . . . .        (219,808)       (5,808,598)
                                                                                          ------------       -----------
            Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . .         443,546           360,269

            Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . .       4,789,433         2,633,311
                                                                                          ------------       -----------

            Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . .    $  5,232,979         2,993,580
                                                                                          ============       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $  5,688,973         5,744,335
                                                                                          ============       ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . .    $      --                --
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

                            SEPTEMBER 30, 1995 AND 1994

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

Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the nine months ended September 30:

                                    1995                        1994
                         -----------------------     -----------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------   ----------

Net earnings
 (loss). . . . . . . .    $289,796       145,122         82,463   (1,846,963)
Net earnings
 (loss) per
 limited
 partnership
 interest. . . . . . .    $   5.06          2.53           1.44       (32.23)
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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($5,231,485 and $1,918,398 at September 30, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (none at September 30, 1995 or December 31, 1994 but generally with maturities of one year or less) reflected as short-term investments being held to maturity.


(2)  WRIGHT-CARLYLE

     The Partnership at September 30, 1995 is a party to one operating joint venture agreement. Pursuant to such agreement, the Partnership made an initial capital contribution of approximately $9,334,000 (before legal and other acquisition costs). Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the venture.

     The Partnership acquired, through the above venture, a medical office complex in Los Angeles, California in which it still has an ownership interest. The venture property was refinanced under a long-term debt arrangement which currently matures in January 1996. The Partnership has initiated discussions with the venture partner regarding a potential purchase of the Partnership's interest in the joint venture. In the event the venture partner does not purchase the Partnership's interest in the near term, the joint venture has begun marketing the property for sale.
The Partnership is also exploring other alternatives for the property, including a refinancing or short-term extension of the existing mortgage loan. However, there can be no assurance that the Partnership will be able to obtain such financing or arrange such a sale. The Partnership has a cumulative preferred interest of $675,000 per annum in net cash receipts from the property. After the Partnership receives its preferential return, the venture partner is entitled to a non-cumulative return of $675,000 per annum; additional net cash receipts are generally shared in a ratio relating to the various ownership interests of 50% to the Partnership and 50% to its venture partner. The Partnership also has a preferred position (related to the Partnership's cash investment in the venture) with respect to distribution of sale and refinancing proceeds from the venture.

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


(4)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                                     Unpaid at
                                                                   September 30,
                                           1995          1994          1995
                                          ------        -----      -------------
Reimbursement (at cost) for
  out-of-pocket expenses . . . . .        $1,535        2,444             8
                                          ======        =====           ===

     On February 28, 1994, the Partnership paid previously deferred disposition fees aggregating $2,314,071 to the General Partners (note 3).

     The Corporate General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(5)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All reference herein to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,233,000. Such funds are available for distributions to partners and for working capital requirements including the Partnership's share of capital improvements at the Cedars-Sinai Medical Office Complex, the Partnership's remaining investment property. The Partnership and its consolidated venture has currently budgeted approximately $1,042,000 for tenant improvements and other capital expenditures. The Partnerships' share of such items is budgeted to be approximately $521,000 in 1995. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, liquidity considerations and other market conditions over the course of the year. The sources of capital for such items and for both short-term and long-term future liquidity and distributions are expected to be from net cash generated by the Partnership's remaining investment property and through the sale and refinancing of such investment. However, as discussed below, the Partnership does not consider the operations of the Cedars-Sinai Medical Office Complex (the last property owned by the Partnership) to be a significant source of short-term liquidity. In the longer term, the Partnership's liquidity is dependent upon the Partnership's plans to extend or refinance the property's mortgage loan which matures in January 1996 or to sell the property before such maturity.

The Partnership has initiated discussions with the venture partner regarding a potential purchase of the Partnership's interest in the joint venture. In the event the venture partner does not purchase the Partnership's interest in the near term, the joint venture has begun marketing the property for sale. The Partnership is also exploring other alternatives for the property, including a refinancing of the existing mortgage loan. However, there can be no assurance that the Partnership will be able to obtain such financing or arrange such a sale. As the Cedar-Sinai property is the Partnership's last investment property, upon sale or disposition of such investment, the Partnership would then proceed to terminate its affairs. The Partnership's and its venture's mortgage obligation is non-recourse. Therefore, the Partnership and its venture are not obligated to pay mortgage indebtedness unless the property produces sufficient net cash flow from operations or sale.

     The East and West Towers of the Cedars-Sinai Medical Office Complex in Los Angeles, California are occupied 98% and 94%, respectively. During the remaining portion of 1995, in 1996 and in 1997, expiration of tenant leases for the entire property will be approximately 6%, 16% and 10%, respectively. There can be no assurance that all of the expiring tenant space will be renewed. In addition, due to an extremely competitive office market in which the property is located, it is possible that significant costs (a portion of which have been budgeted as described above) will be required to re-lease such space. Such factors are expected to cause the property to operate at close to a break even level for such years. In anticipation of such future costs, all current cash flow of the property is being reserved by the Cedars-Sinai venture rather than distributed to the Partnership or the venture partner.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's philosophy and approach has been to aggressively and creatively manage the Partnership's remaining real estate asset to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the value of its remaining property. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership is currently expected to operate at approximately break-even cash flow in the aggregate, in the near term, due to the large number of lease expirations at the Cedars-Sinai Medical Office Complex, as described above. As a result, the Partnership suspended operating distributions beginning the first quarter of 1993. By conserving working capital, the Partnership will be in a better position to meet its future needs since outside sources of capital may be limited. As previously reported, due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining property and its competitive marketplace, the General Partners of the Partnership expect to be able to liquidate the remaining asset as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the property is sold or disposed of in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables and the increase in unearned rents at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of receipt of rental income at the Cedars-Sinai Medical Office Complex.

     The increase in investment property at September 30, 1995 as compared to December 31, 1994 is primarily due to the 1995 capitalization of approximately $396,000 of tenant improvement costs and approximately $292,000 of other budgeted capital items at the Cedars-Sinai Medical Office Complex.

     The decrease in deferred expenses at September 30, 1995 as compared to December 31, 1994 is primarily due to amortization of such deferred items. This decrease is partially offset by the capitalization of approximately $120,000 of deferred leasing costs at the Cedars-Sinai Medical Office Complex.

     Bank overdrafts at September 30, 1995 and December 31, 1994 of $681,186 and $297,798, respectively, result from overdrafts at the Cedars-Sinai Medical Office Complex which is managed by an affiliate of the Partnership's venture partner. These overdrafts, which were the result of the timing of transfers from investment accounts to cash accounts, were repaid in October 1995 and January 1995, respectively.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at September 30, 1995 as compared to December 31, 1994 is primarily due to the entire balance of the mortgage loan secured by the Cedars-Sinai Medical Office Complex, which matures in January 1996, being classified as a current liability at September 30, 1995.

     The decrease in accounts payable at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of certain costs at the Cedars-Sinai Medical Office Complex.

     The increase in interest income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to an increase in the average rate of interest earned on investments in U.S. Government obligations in 1995. This increase is partially offset for the comparable nine month periods by a decrease in 1995 in the average balance of investments in U.S. Government obligations.

     The increase in other income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the reversal of an accrued tax liability.

     The decrease in general and administrative for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the accrual in 1994 of certain costs associated with the sale of the Partnership's interest in the White Marsh II venture.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                            1994                                     1995
                                             -------------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----

Cedars-Sinai Medical
  Office Complex
  Los Angeles, California
    East Tower . . . . . . . . . .         99%         94%         92%         94%      95%       95%      98%
    West Tower . . . . . . . . . .         89%         96%         96%         96%      96%       96%      94%



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


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  November 9, 1995