Form 10-K405
period 1995-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP IX
filed 1996-03-29
CIK 310812

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549


                           FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year
  ended December 31, 1995    Commission file number 0-9484



         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)


      Illinois                    36-2875190
(State of organization)(I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois60611
(Address of principal executive office)(Zip Code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                 Name of each exchange on
Title of each class                which registered
-------------------        -------------------------------

        None                                  None


Securities registered pursuant to Section 12(g) of the Act:

                 LIMITED PARTNERSHIP INTERESTS
                       (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not applicable.

Documents incorporated by reference:  None



                       TABLE OF CONTENTS



                                                  Page
                                                  ----
PART I

Item 1.    Business. . . . . . . . . . . . . . . .   1

Item 2.    Properties. . . . . . . . . . . . . . .   6

Item 3.    Legal Proceedings . . . . . . . . . . .   7

Item 4.    Submission of Matters to a Vote
           of Security Holders . . . . . . . . . .   7


PART II

Item 5.    Market for the Partnership's Limited
           Partnership Interests and Related
           Security Holder Matters . . . . . . . .   7

Item 6.    Selected Financial Data . . . . . . . .   8

Item 7.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations . . . . . . . . . . . . .  12

Item 8.    Financial Statements and
           Supplementary Data. . . . . . . . . . .  16

Item 9.    Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure. . . . . . . . . .  39


PART III

Item 10.   Directors and Executive Officers
           of the Partnership. . . . . . . . . . .  39

Item 11.   Executive Compensation. . . . . . . . .  42

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management. . . .  43

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .  44


PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K . . . . . . . .  44


SIGNATURES . . . . . . . . . . . . . . . . . . . .  45





                               i


                            PART I


ITEM 1.  BUSINESS

     All references herein to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, Carlyle Real Estate Limited Partnership-IX (the "Partnership") is a limited partnership formed in mid-1976 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $50,000,000 in Limited Partnership Interests (the "Interests") commencing on August 17, 1979 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-63958), which offering was increased by $5,000,000 by a new Registration Statement (No. 2-66256). A total of 55,000 Interests were sold to the public at $1,000 per Interest. A total of 42,454 Interests were sold to the public in 1979; the remaining 12,546 Interests were sold to the public in 1980. The offering closed February 29, 1980. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investment are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's remaining real estate investment is located in the State of California and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials, or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2029. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplace in which the investment operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of the remaining property as quickly as practicable and to wind up the affairs of the Partnership not later than 1999, barring any unforeseen economic developments. (Reference is also made to Note 1.)

     The Partnership has made the real property investments set forth in the following table:




                                              SALE OR DISPOSITION
                                                DATE OR IF OWNED
                                              AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF   ORIGINAL INVESTED
    AND LOCATION (f)        SIZE     PURCHASECAPITAL PERCENTAGE (a)  TYPE OF OWNERSHIP (b)
----------------------   ----------  ------------------------------  ---------------------
1. Summit Creek
    Apartments
    DeKalb County,
    Georgia. . . . .      360 units   5-24-79        8-6-82          fee ownership of land and
                                                                     improvements (through joint
                                                                     venture partnership)
2. Fox Fire
    Apartments
    Houston, Texas .      260 units   5-9-79         3-21-91         fee ownership of land and
                                                                     improvements (through joint
                                                                     venture partnership)
3. Windscape
    Apartments
    Dallas, Texas. .     212 units    6-29-79        10-1-89         fee ownership of land and
                                                                     improvements (through joint
                                                                     venture partnership)
4. Beaver Mall
    Beaver Dam,
    Wisconsin. . . .      252,000     7-20-79       4-29-91          fee ownership of land and
                           sq.ft.                  (disposed)        improvements (through joint
                           g.l.a.                                    venture partnership)

5. Woodtrails
    Apartments
    San Antonio,
    Texas. . . . . .      324 units   8-10-79        4-8-91          fee ownership of land and
                                                                     improvements (through joint
                                                                     venture partnership)
6. Cedars-Sinai
    Medical Office
    Complex
    Los Angeles,
    California . . .      331,000    12-27-79          20%           fee ownership of im-
                           sq.ft.                                    provements and ground
                           n.r.a.                                    leasehold interest
                                                                     in land (through joint
                                                                     venture partnership)
                                                                     (d)(e)(g)



                                              SALE OR DISPOSITION
                                                DATE OR IF OWNED
                                              AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF   ORIGINAL INVESTED
    AND LOCATION (f)        SIZE     PURCHASECAPITAL PERCENTAGE (a)  TYPE OF OWNERSHIP (b)
----------------------   ----------  ------------------------------  ---------------------

7. White Marsh Mall
    -Phase II
    Baltimore County,
    Maryland . . . .      100,000    12-26-79        1-31-93         fee ownership of land and
                           sq.ft.                                    improvements (through joint
                           g.l.a.                                    venture partnership) (c)(d)
8. Garden Place
    Apartments
    Mesa, Arizona. .      286 units  12-12-79        7-31-91         fee ownership of land and
                                                                     improvements (through joint
                                                                     venture partnership)

9. Gateway Centre
    Office Building
    Dallas, Texas. .      196,000    12-10-79       12-26-86         fee ownership of land and
                           sq.ft.                                    improvements (through joint
                           n.r.a.                                    venture partnership)

10. Sails Apartments
     Harris County,
     Texas . . . . .      324 units  10-18-79       11-26-84         fee ownership of land and
                                                                     improvements (through joint
                                                                     venture partnership)

11. Summit Ridge
     Apartments
     Charlotte,
     North Carolina.      240 units  10-17-79        5-30-86         fee ownership of land and
                                                                     improvements
12. Cinnamon Ridge
     Apartments
     Atlanta, Georgia     200 units  12-28-79       12-19-91         fee ownership of land and
                                                                     improvements
13. Frontier Mall
     Cheyenne, Wyoming    232,000    12-16-80       10-31-93         fee ownership of land and
                           sq.ft.                                    improvements (through joint
                           g.l.a.                                    venture partnership)(c)
14. Louisville
     Apartments
     Houston, Texas.      365 units   2-28-80        1-26-90         fee ownership of land and
                                                                     improvements



                                              SALE OR DISPOSITION
                                                DATE OR IF OWNED
                                              AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF   ORIGINAL INVESTED
    AND LOCATION (f)        SIZE     PURCHASECAPITAL PERCENTAGE (a)  TYPE OF OWNERSHIP (b)
----------------------   ----------  ------------------------------  ---------------------

15. Aspen Creek
     Office Building
     Casper, Wyoming       78,000     7-10-80       10-12-90         fee ownership of land and
                           sq.ft.                  (disposed)        improvements
                           g.l.a.
16. Becker Village
     Mall
     Roanoke Rapids,
     North Carolina.      300,000     8-22-80        6-19-87         fee ownership of improvements
                           sq.ft.                                    and ground leasehold interest
                           g.l.a.                                    in land (through joint venture
                                                                     partnership)
17. Woods at Lake
     Forest Apartments
     Charlotte,
     North Carolina.      88 units    9-30-80        7-11-86         fee ownership of land and
                                                                     improvements

18. Berkshire Place
     Apartments
     Charlotte,
     North Carolina.      240 units  12-30-80        9-21-90         fee ownership of land and
                                                                     improvements (through joint
                                                                     venture partnership)



---------------

     (a) The computation of this percentage for the property held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

     (b) Reference is made to Note 4 and to Schedule III filed with this annual report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's real property investment.

     (c) This property has been sold. Reference is made to Note 6 for a description of the sales of certain real property investments.

     (d) Reference is made to Note 3 for a description of the joint venture partnership through which the Partnership has made this real property investment.

     (e) Reference is made to Note 7(b) for a description of the leasehold interest, under a ground lease, in the land on which this real property investment is situated.

     (f) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

     (g) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.



     The Partnership's remaining real property investment is subject to competition from similar types of properties in the vicinity in which it is located. Such competition is for new tenants as well as for the retention of existing tenants. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and of its investment property. Approximate occupancy levels for the property are set forth in the table in Item 2 below to which reference is made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, the investment property held at December 31, 1995 is adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment property, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment property is available on economic terms.

     Reference is made to Note 7(a) for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's remaining property as of December 31, 1995.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth below in Item 11 to which reference is made for a description of such terms and transactions.



ITEM 2.  PROPERTIES

     The Partnership owns, through a joint venture partnership, the property referred to under Item 1 above to which reference is made for a description of said property.

     The following is a listing of principal business or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1994 and 1995 for the Partnership's remaining investment property owned during 1995:
                                                    1994                    1995
                                          --------------------------------------------------
                                              At    At    At    At    At    At    At    At
                            Principal Business3/31 6/30  9/30 12/31  3/31  6/30  9/30 12/31
                            ---------------------- ----  ---- -----  ----  ---- ----- -----
1. Cedars-Sinai Medical
     Office Complex
     Los Angeles, California
       East Tower. . . .    Medical           99%   94%   92%   94%   95%   95%   98%   96%
       West Tower. . . .    Medical           89%   96%   96%   96%   96%   96%   94%   91%

----------

     Reference is made to Item 6, Item 7 and Note 7(a) for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment property.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1994 and 1995.



                            PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 5,644 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the Investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distri-butions made to the Limited Partners.



ITEM 6.  SELECTED FINANCIAL DATA

                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                   YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                         (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                           1995         1994        1993        1992        1991
                      ------------ ------------ ----------- ------------------------
Total income . . . . .$ 15,358,766   15,051,049  16,299,948   22,332,130  24,404,762
                      ============ ============ =========== ========================

Operating earnings
 (loss). . . . . . . .$    108,504      233,173     868,554    1,893,633   2,140,142
Partnership's share
 of operations of uncon-
 solidated venture . .       --           --        200,421      157,431     132,794
Venture partners' share
 of ventures' operations    (6,799)    (137,731)   (272,175)    (858,639)   (615,172)
                      ------------ ------------ ----------- ------------------------
Net operating earnings
 (loss). . . . . . . .     101,705       95,442     796,800    1,192,425   1,657,764
Gain on sale or dis-
 position of investment
 properties, net of
 venture partners' share     --           --      9,556,048    2,234,207   9,229,569
                      ------------ ------------ ----------- ------------------------
Net earnings before
 extraordinary items .     101,705       95,442  10,352,848    3,426,632  10,887,333
Extraordinary items. .       --           --          --          --       1,544,466
                      ------------ ------------ ----------- ------------------------
Net earnings (loss). .$    101,705       95,442  10,352,848    3,426,632  12,431,799
                      ============ ============ =========== ========================
Net earnings per
 Interest (b):
   Net operating
    earnings (loss). .$       1.78         1.67       13.91        20.81       28.97
   Gain on sale or
    disposition of
    investment
    properties, net
    of venture
    partners' share. .       --           --         171.99        40.21      166.08
    Extraordinary items      --           --          --           --          27.80
                      ------------ ------------ ----------- ------------------------
                      $       1.78         1.67      185.90        61.02      222.85
                      ============ ============ =========== ========================


                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

             YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991 - CONTINUED


                           1995         1994        1993        1992        1991
                      ------------ ------------ ----------- ------------------------

Total assets . . . . .$ 57,579,352   58,606,658  66,722,753   83,255,136  83,717,671
Long-term debt . . . .$      --      82,670,202  83,483,761   96,602,945  97,373,504
Cash distributions per
 Interest (c). . . . .$      --           95.00      225.00        61.00      256.00
                      ============ ============ =========== ========================


(a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

(b) The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period (55,005).

(c) Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (or loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners from the inception of the Partnership through December 31, 1995 have not resulted in taxable income to such Limited
Partners and have therefore represented a return of capital.




SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995



Property
--------

Cedars-Sinai
Medical Office
Complex          a)  The net rentable area ("NRA") occupancy
                     rate and average base rent per square foot,
                     as of December 31 for each of the last
                     five years were as follows:

                                               NRA          Avg. Base Rent Per
                      December 31,        Occupancy Rate    Square Foot (1)
                      ------------        --------------    ------------------

                           1991. . . . .      98%             $41.48
                           1992. . . . .      94%              43.11
                           1993. . . . .      94%              40.63
                           1994. . . . .      95%              38.60
                           1995. . . . .      94%              40.70

                           (1)  Includes east and west towers.
                           (2)  Average base rent per square foot is based on NRA occupied as of December 31 of each year (rate is a weighted average of east and west towers).
                           (3)  Base rent (as defined) consists of fixed minimum rent and partial reimbursement of operating costs.

                                                         Base RentScheduled LeaseLease
                 b)    Significant Tenants    Square FeetPer AnnumExpiration DateRenewal Option(s)
                       -------------------    ----------------------------------------------------
                       None - no single tenant
                       represents more than 10%
                       of the net rentable
                       area of property.


                 c)    The following table sets forth certain
                       information with respect to the expiration of leases for the next ten years at the Cedars-Sinai Medical Office Complex:

                                                                    Annualized     Percent of
                                      Number of      Approx. Total  Base Rent      Total 1995
                       Year Ending    Expiring       NRA of Expiringof Expiring    Base Rent
                       December 31,   Leases         Leases (1)     Leases         Expiring
                       ------------   ---------      --------------------------    ----------

                       1996           29             68,164         $2,805,393     22.29%
                       1997           23             33,386          1,426,019     11.33%
                       1998           26             49,367          1,935,877     15.38%
                       1999           34             89,857          3,351,967     26.64%
                       2000           14             37,211          1,322,566     10.51%
                       2001            2              2,106             83,384       .66%
                       2002            4             12,558            498,926      3.96%
                       2003            2              9,555            384,466      3.06%
                       2004            1              8,131            278,893      2.22%
                       2005           --               --                --          --

                 (1) Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Due to the factors set forth below there is a substantial likelihood that the Partnership will wind up its affairs in 1996 and cease to continue as a going concern. However, there can be no assurance that this will occur.

     On August 17, 1979, the Partnership commenced an offering of $55,000,000 pursuant to Registration Statements on Form S-11 under the Securities Act of 1933. All Interests were subscribed and issued between August 17, 1979 and February 29, 1980 pursuant to the public offering from which the Partnership received gross proceeds of $55,000,000.

     After deducting selling expenses and other offering costs, the Partnership had approximately $49,700,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     At December 31, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $4,314,000. Such funds are available for distributions to partners and for working capital requirements including the Partnership's share of capital improvements at the Cedars-Sinai Medical Office Complex, the Partnership's remaining investment property. The Partnership and its consolidated venture have currently budgeted in 1996 approximately $562,000 for tenant improvements and other capital expenditures. The Partnerships' share of such items is budgeted to be approximately $281,000. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The sources of capital for such items and for short-term liquidity is the Partnership's current working capital. Long-term future liquidity and distributions are expected to be from the sale of the Partnership's investment property. As discussed below, the Partnership does not consider the operations of the Cedars-Sinai office building (the last property owned by the Partnership) to be a significant source of short-term liquidity. In December 1995, the venture obtained a non-binding letter of intent to sell the Cedars-Sinai office building to an unaffiliated prospective buyer. The agreement is subject to certain conditions including the waiver by the Partnership's unaffiliated venture partner to exercise its right of first opportunity to acquire the Partnership's interest in the Cedars-Sinai office building (per the Cedars-Sinai venture agreement). In January, 1996, the Partnership gave notice to its venture partner of the letter of intent with the unaffiliated third party. That notice triggered a 30-day election period whereby the venture partner has the right to exercise or waive its right of first opportunity. Pursuant to the venture agreement, if the venture partner elects to exercise its right of first opportunity, the venture partner would then have 120 days after making such election to close such sale. The purchase price of the Partnership's interest would be such as would produce for the Partnership the same consideration as the sale to the unaffiliated third party. If the venture partner fails to close such a sale in the 120 days, the right of first opportunity will be permanently lost. In February, 1996 the venture partner gave notice to the Partnership by which it purported to exercise its right of first opportunity subject to certain terms and conditions. The Partnership believes that the venture partner does not have the right to attach any conditions to the exercise of such right. The Partnership is currently in dispute with the venture partner regarding this issue and is considering its alternatives, including legal recourse. Assuming that the joint venture partner will not waive such conditions, the Partnership is continuing to attempt to complete a sale of the property to the unaffiliated third party, but the third party has to date indicated an unwillingness to participate in further discussions until the matter with the joint venture partner is resolved. Therefore, based upon the terms set forth in the notice given by the Partnership to the joint venture partner, there can be no assurance that the Partnership will be able to arrange such a sale. In January 1996, the venture obtained a short-term extension of the mortgage loan's maturity, originally scheduled to mature on January 14, 1996, to September 30, 1996. The interest rate of the extended loan was adjusted from 9.11% to 10% per annum and the monthly payments of approximately $725,000 are based on a 360 month amortization with the remaining principal balance due at maturity. As the Cedar-Sinai property is the Partnership's last investment property, upon sale or disposition of such investment, the Partnership would then proceed to terminate its affairs. The Partnership's and its venture's mortgage obligation is a separate non-recourse loan secured individually by the investment property and is not an obligation of the Partnership and the Partnership and its venture are not personally liable for the payment of the mortgage indebtedness.

     If the venture is unable to sell the property by the maturity of the mortgage loan (September 30, 1996), the venture will attempt to negotiate a further extension of the maturity of the mortgage loan. There can be no assurance that such an extension could be obtained. If the venture is unable to arrange a sale of the property or an additional extension of the mortgage loan, the lender could realize upon its security and take title to the property. This would result in the Partnership no longer having an ownership interest in such property and result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

     The East and West Towers of the Cedars-Sinai Medical Office Complex in Los Angeles, California are occupied 96% and 91%, respectively. In 1996 and 1997, expiration of tenant leases for the entire property will be approximately 22% and 11%, respectively. There can be no assurance that all of the expiring tenant space will be renewed. In addition, due to a competitive office market in which the property is located, it is possible that significant costs (a portion of which have been budgeted as described above) will be required to re-lease such space. Such factors are expected to cause the property to operate at close to a break-even level for such years. In anticipation of such future costs, all current cash flow of the property is being reserved by the Cedars-Sinai venture rather than distributed to the Partnership or the venture partner.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership is currently expected to operate at approximately break-even cash flow in the aggregate, in the near term, due to the large number of lease expirations at the Cedars-Sinai Medical Office Complex, as described above. As a result, the Partnership suspended operating distributions beginning the first quarter of 1993. By conserving working capital, the Partnership will be in a better position to meet its future needs since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. As previously reported, due to these factors, the Partnership has held certain of the properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining property and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining asset as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the property is sold or disposed of in the nearer term), barring unforeseen economic developments.


RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at December 31, 1995 as compared to December 31, 1994 is primarily due to the timing of receipt of rental income at the Cedars-Sinai Medical Office Complex.

     The decrease in deferred expenses at December 31, 1995 as compared to December 31, 1994 is primarily due to amortization of such deferred items. This decrease is partially offset by capitalization of approximately $163,000 of deferred leasing costs of the Cedars-Sinai Medical Office Complex.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at December 31, 1995 as compared to December 31, 1994 is primarily due to the entire balance of the mortgage loan secured by the Cedars-Sinai Medical Office Complex, which matures in September 1996 (as extended, see Note 3), being classified as a current liability at December 31, 1995.

     The decrease in accounts payable at December 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of certain property operating expenses at the Cedars-Sinai Medical Office Complex.

     The decreases in rental income, mortgage and other interest, depreciation, property operating expenses, professional services and venture partners' share of ventures' operations for the year ended December 31, 1994 as compared to the year ended December 31, 1993 are primarily due to the sale of the Partnership's interests in the White Marsh II venture in January 1993. Reference is made to Note 6(a). Additionally, the 1994 decrease in rental income is also due to reduced effective rental rates achieved on new leases at the Cedars-Sinai Medical Office Complex. The decrease in property operating expenses is also due to lower land rental expenses at Cedars-Sinai (see Note 7(b)). Decreases in amortization of deferred expenses resulting from the 1993 sale of the Partnership's interests in the White Marsh II venture are offset by an increase in amortization of deferred expenses related to capitalized leasing expenditures in 1994 (reflected in deferred expenses) at the Cedars-Sinai Medical Office Complex.

     The decrease in interest income for the year ended December 31, 1994 as compared to December 31, 1993 is primarily due to a decrease in the average balance of short-term investments resulting from the distribution of sale proceeds and payment of deferred disposition fees, in 1994, as discussed in Note 8.

     The increase in other income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is due to the reversal of an accrued tax liability.

     The increase in depreciation for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the capitalization and corresponding depreciation of tenant improvements in 1994 and 1995.

     The increase in property operating expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to an increase in the land rental participation expense (see
Note 7(b)).

     The decrease in Partnership's share of operations of unconsolidated venture for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is due to the sale of the Partnership's interest in the Frontier Mall venture in October 1993. Reference is made to Note 6(b).

     The decrease in venture partners' share of ventures' operations for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the venture partner's share of the increased depreciation as discussed above.


     The gain on sale or disposition of investment properties for 1993 is the result of gains of $5,929,220 and $3,626,828, related to the January 1993 sale of the Partnership's interest in the White Marsh II Venture and the October 1993 sale of the Partnership's interest in the Frontier Mall Venture, respectively. Reference is made to Notes 6(a) and 6(b), respectively.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's remaining property have escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes. Therefore, there should be little effect on operating earnings if the property remains substantially occupied.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                    (A LIMITED PARTNERSHIP)

                   AND CONSOLIDATED VENTURES

                             INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1995 and 1994

Consolidated Statements of Operations, years ended
  December 31, 1995, 1994 and 1993

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993

Notes to Consolidated Financial Statements

                                                 SCHEDULE
                                                 --------

     Consolidated Real Estate and Accumulated DepreciationIII



SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.










                 INDEPENDENT AUDITORS' REPORT



The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership-IX (a limited partnership) and consolidated ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership-IX and consolidated ventures at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.
Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Notes 3 and 4 of the consolidated financial statements, the Partnership obtained a non-binding letter of intent to sell its remaining investment property. In addition, the mortgage loan matures September 30, 1996. This may result in the Partnership no longer having an ownership interest in the property. These circumstances raise substantial doubt about the Partnership's ability to retain its ownership in the property and continue as a going concern. The General Partners' plans in regard to this matter are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                         KPMG PEAT MARWICK LLP

Chicago, Illinois
March 25, 1996



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31, 1995 AND 1994

                                            ASSETS
                                            ------
                                                                   1995            1994
                                                               ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . .   $  4,313,536      4,491,635
  Interest, rents and other receivables. . . . . . . . . . .        101,935        218,143
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .         44,243         42,585
                                                               ------------    -----------

          Total current assets . . . . . . . . . . . . . . .      4,459,714      4,752,363
                                                               ------------    -----------

Investment property, at cost (notes 2, 3 and 4) - Schedule III:
  Buildings and improvements . . . . . . . . . . . . . . . .     34,595,424     34,561,700

  Less accumulated depreciation. . . . . . . . . . . . . . .     17,174,158     16,651,251
                                                               ------------    -----------

          Total investment property, net of accumulated depreciation17,421,266  17,910,449
                                                               ------------    -----------

Deferred expenses (note 1) . . . . . . . . . . . . . . . . .      1,621,817      2,012,005
Venture partner's deficit in venture (note 3). . . . . . . .     33,925,042     33,931,841
Accrued rents receivable (note 1). . . . . . . . . . . . . .        151,513          --
                                                               ------------    -----------

                                                               $ 57,579,352     58,606,658
                                                               ============    ===========


                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                            CONSOLIDATED BALANCE SHEETS - CONTINUED


                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                   1995            1994
                                                               ------------    -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . .   $ 82,670,202        813,559
  Accounts payable . . . . . . . . . . . . . . . . . . . . .        543,989        814,444
  Unearned rents . . . . . . . . . . . . . . . . . . . . . .         86,725         68,458
  Accrued interest . . . . . . . . . . . . . . . . . . . . .        418,403        422,521
                                                               ------------    -----------
          Total current liabilities. . . . . . . . . . . . .     83,719,319      2,118,982

Tenant security deposits . . . . . . . . . . . . . . . . . .        533,810        592,956
Long-term debt, less current portion (note 4). . . . . . . .          --        82,670,202
                                                               ------------    -----------
Commitments and contingencies (notes 3, 4 and 7)

          Total liabilities. . . . . . . . . . . . . . . . .     84,253,129     85,382,140

Partners' capital accounts (deficits) (note 5):
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . .          1,000          1,000
     Cumulative net losses . . . . . . . . . . . . . . . . .     (2,252,665)    (2,256,733)
     Cumulative cash distributions . . . . . . . . . . . . .       (897,441)      (897,441)
                                                               ------------    -----------
                                                                 (3,149,106)    (3,153,174)
                                                               ------------    -----------
  Limited partners (55,005 interests):
     Capital contributions, net of offering costs. . . . . .     49,689,766     49,689,766
     Cumulative net earnings . . . . . . . . . . . . . . . .      9,040,534      8,942,897
     Cumulative cash distributions . . . . . . . . . . . . .    (82,254,971)   (82,254,971)
                                                               ------------    -----------
                                                                (23,524,671)   (23,622,308)
                                                               ------------    -----------
          Total partners' capital accounts (deficits). . . .    (26,673,777)   (26,775,482)
                                                               ------------    -----------
                                                               $ 57,579,352     58,606,658
                                                               ============    ===========

                 See accompanying notes to consolidated financial statements.


                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995           1994           1993
                                               ------------   ------------   ------------
Income:
  Rental income. . . . . . . . . . . . . . .   $ 15,063,181     14,818,895     15,779,422
  Interest income. . . . . . . . . . . . . .        253,538        232,154        520,526
  Other income . . . . . . . . . . . . . . .         42,047          --             --
                                               ------------   ------------   ------------
                                                 15,358,766     15,051,049     16,299,948
                                               ------------   ------------   ------------
Expenses:
  Mortgage and other interest. . . . . . . .      7,567,840      7,644,620      7,837,960
  Depreciation . . . . . . . . . . . . . . .      1,376,780      1,095,808      1,119,389
  Property operating expenses. . . . . . . .      5,657,897      5,298,982      5,747,427
  Professional services. . . . . . . . . . .         33,842        102,283        126,075
  Amortization of deferred expenses. . . . .        552,725        575,571        512,983
  General and administrative . . . . . . . .         61,178        100,612         87,560
                                               ------------   ------------   ------------
                                                 15,250,262     14,817,876     15,431,394
                                               ------------   ------------   ------------
          Operating earnings (loss). . . . .        108,504        233,173        868,554
Partnership's share of operations
  of unconsolidated venture. . . . . . . . .          --             --           200,421
Venture partners' share of ventures'
  operations (note 3). . . . . . . . . . . .         (6,799)      (137,731)      (272,175)
                                               ------------   ------------   ------------
        Net operating earnings (loss). . . .        101,705         95,442        796,800
Gain on sale or disposition of
  investment properties. . . . . . . . . . .          --             --         9,556,048
                                               ------------   ------------   ------------
        Net earnings (loss). . . . . . . . .   $    101,705         95,442     10,352,848
                                               ============   ============   ============



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                   1995           1994           1993
                                               ------------   ------------   ------------
        Net earnings per limited
          partnership interest
          (notes 1 and 5):
            Net operating earnings . . . . .   $       1.78           1.67          13.91
            Gain on sale or disposition
              of investment properties . . .          --             --            171.99
                                               ------------   ------------   ------------
        Net earnings . . . . . . . . . . . .   $       1.78           1.67         185.90
                                               ============   ============   ============





























                 See accompanying notes to consolidated financial statements.


                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                            YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                 GENERAL PARTNERS                             LIMITED PARTNERS (55,005 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                          CONTRI-
                                                          BUTIONS
                     NET                                  NET OF      NET
           CONTRI- EARNINGS      CASH                    OFFERING  EARNINGS     CASH
           BUTIONS  (LOSS)   DISTRIBUTIONS    TOTAL       COSTS     (LOSS)  DISTRIBUTIONS   TOTAL
           ----------------- ------------- ----------- ----------------------------------------------
Balance
 (deficit)
 December 31,
 1992. . . . $1,000(2,387,983)   (681,832) (3,068,815)  49,689,766(1,374,143)(64,653,371)(16,337,748)

Net earnings
 (note 5). . --      127,432         --       127,432       --    10,225,416       --    10,225,416
Cash distribu-
 tions ($225.00
 per limited
 partnership
 interest) . --        --        (183,349)   (183,349)      --         --    (12,376,125)(12,376,125)
           ------ ----------     --------  ----------   ---------- --------- ----------------------
Balance
 (deficit)
 December 31,
 1993. . . .1,000 (2,260,551)    (865,181) (3,124,732)  49,689,766 8,851,273 (77,029,496)(18,488,457)

Net earnings
 (note 5). . --        3,818         --         3,818       --        91,624       --        91,624
Cash distribu-
 tions ($95.00
 per limited
 partnership
 interest) . --        --         (32,260)    (32,260)      --         --     (5,225,475)(5,225,475)
           ------ ----------     --------  ----------   ---------- --------- ----------------------


                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURES

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED


                                 GENERAL PARTNERS                             LIMITED PARTNERS (55,005 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                          CONTRI-
                                                          BUTIONS
                     NET                                  NET OF      NET
           CONTRI- EARNINGS      CASH                    OFFERING  EARNINGS     CASH
           BUTIONS  (LOSS)   DISTRIBUTIONS    TOTAL       COSTS     (LOSS)  DISTRIBUTIONS   TOTAL
           ----------------- ------------- ----------- ----------------------------------------------

Balance
 (deficit)
 December 31,
 1994. . . .1,000 (2,256,733)    (897,441) (3,153,174)  49,689,766 8,942,897 (82,254,971)(23,622,308)

Net earnings
 (note 5). .  --       4,068         --         4,068       --        97,637       --        97,637
Cash distribu-
 tions . . .  --       --            --         --          --         --          --         --
           ------ ----------     --------  ----------   ---------- --------- ----------------------
Balance
 (deficit)
 December 31,
 1995. . . .$1,000(2,252,665)    (897,441) (3,149,106)  49,689,766 9,040,534 (82,254,971)(23,524,671)
           ====== ==========     ========  ==========   ========== ========= ======================

















                    See accompanying notes to consolidated financial statements.


                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                    1995          1994            1993
                                                -----------    -----------    -----------
Cash flow from operating activities:
  Net earnings (loss). . . . . . . . . . . . .  $   101,705         95,442     10,352,848
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . . .    1,376,780      1,095,808      1,119,389
    Amortization of deferred expenses. . . . .      552,725        575,571        512,983
    Partnership's share of operations of
      unconsolidated venture . . . . . . . . .        --             --          (200,421)
    Venture partners' share of ventures'
      operations . . . . . . . . . . . . . . .        6,799        137,731        272,175
    Gain on sale or disposition of investment
      properties . . . . . . . . . . . . . . .        --             --        (9,556,048)
  Change in:
    Interest, rents and other receivables. . .      116,208         92,299         82,467
    Prepaid expenses . . . . . . . . . . . . .       (1,658)           241          1,821
    Accrued rents receivable . . . . . . . . .     (151,513)         --             --
    Accounts payable . . . . . . . . . . . . .     (270,455)       256,631       (319,248)
    Unearned rents . . . . . . . . . . . . . .       18,267       (198,460)         --
    Accrued interest payable . . . . . . . . .       (4,118)         2,080         (3,387)
    Tenant security deposits . . . . . . . . .      (59,146)        42,993         (2,130)
                                                -----------    -----------    -----------
        Net cash provided by
          operating activities . . . . . . . .    1,685,594      2,100,336      2,260,449
                                                -----------    -----------    -----------
Cash flows from investing activities:
  Net sales and maturities of short-term
    investments. . . . . . . . . . . . . . . .        --        10,515,661        368,219
  Additions to investment property . . . . . .     (887,597)    (2,009,308)      (622,832)
  Proceeds from sale of investment properties,
    net of selling expenses. . . . . . . . . .        --             --         9,021,518
  Payment of property disposition fees . . . .        --        (2,314,071)         --
  Payment of deferred expenses . . . . . . . .     (162,537)      (433,584)      (209,930)
                                                -----------    -----------    -----------
        Net cash provided by (used in)
          investing activities . . . . . . . .   (1,050,134)     5,758,698      8,556,975
                                                -----------    -----------    -----------



                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                    1995          1994            1993
                                                -----------    -----------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . .     (813,559)      (742,975)      (686,269)
  Distributions to venture partners. . . . . .        --             --          (280,267)
  Distributions to limited partners. . . . . .        --        (5,225,475)   (12,376,125)
  Distributions to general partners. . . . . .        --           (32,260)      (183,349)
                                                -----------    -----------    -----------
        Net cash used in financing
          activities . . . . . . . . . . . . .     (813,559)    (6,000,710)   (13,526,010)
                                                -----------    -----------    -----------
        Net increase (decrease) in cash
          and cash equivalents . . . . . . . .     (178,099)     1,858,324     (2,708,586)
        Cash and cash equivalents at
          beginning of year. . . . . . . . . .    4,491,635      2,633,311      5,341,897
                                                -----------    -----------    -----------
        Cash and cash equivalents at
          end of year. . . . . . . . . . . . .  $ 4,313,536      4,491,635      2,633,311
                                                ===========    ===========    ===========
Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . . . . .  $ 7,571,958      7,642,540      7,841,347
                                                ===========    ===========    ===========
Non-cash investing and financing activities:
  Total sales price, net of prorations
    and selling expenses . . . . . . . . . . .  $     --             --        20,871,672
  Underlying mortgage loan assumed
    by buyer . . . . . . . . . . . . . . . . .        --             --       (12,460,499)
  Property disposition fees. . . . . . . . . .        --             --           610,345
                                                -----------    -----------    -----------
        Cash sales proceeds from sale
          of investment properties, net of
          prorations and selling expenses. . .  $     --             --         9,021,518
                                                ===========    ===========    ===========
        Non-cash retirements of fully
          depreciated fixed assets . . . . . .  $   853,873        311,477        290,430
                                                ===========    ===========    ===========



                    See accompanying notes to consolidated financial statements.


         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               DECEMBER 31, 1995, 1994 AND 1993



(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds through a joint venture an equity investment in commercial real estate in the State of California. Business activities consist of rentals to a wide variety of tenants, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures, Wright-Carlyle Partners ("Wright-Carlyle") and White Marsh Phase II Associates ("White Marsh II") (prior to its sale in January 1993, see note 6(a)). The effect of all transactions between the Partnership and the ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Carlyle Frontier Associates ("Carlyle/Frontier"). Accordingly, the accompanying consolidated financial statements do not include the accounts of Carlyle/Frontier and Carlyle/Frontier's venture, Frontier Mall Associates (sold in 1993, see note 6(b)).

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:



                                           1995                           1994
                                            -------------------------------------------------------------
                                                 TAX BASIS
                                 GAAP BASIS     (UNAUDITED)     GAAP BASIS      TAX BASIS
                                ------------    -----------    ------------    -----------
Total assets . . . . . . . . .  $ 57,579,352     8,183,991      58,606,658      8,128,381
Partners' capital accounts
  (deficit) (note 5):
  General partners . . . . . .    (3,149,106)    (2,364,834)    (3,153,174)    (2,568,906)
  Limited partners . . . . . .   (23,524,671)   (20,456,948)   (23,622,308)   (20,458,448)
Net earnings (loss) (note 5):
  General partners . . . . . .         4,068        204,072          3,818        257,816
  Limited partners . . . . . .        97,637          1,500         91,624     (2,074,568)
Net earnings (loss)
 per limited partner-
 ship interest . . . . . . . .          1.78            .03           1.67         (37.72)
                                ============    ===========    ============    ===========



     The net earnings (loss) per limited partnership interest ("Interest") is based upon the limited partnership interests outstanding at the end of each period (55,005). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partner-ship distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($2,790,820 and 1,918,398 at December 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities at one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consist primarily of loan commitment fees and leasing commissions and related costs. Deferred loan fees are amortized using the straight-line method over the terms stipulated in the related agreements. Deferred leasing commissions and related costs are amortized over the terms of the related tenant lease agreements.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent was due and/or increases in minimum lease payments over the term of the lease, rental income is accrued for the full period of occupancy on a straight-line basis.

     Certain amounts in the 1994 and 1993 Consolidated Financial Statements have been reclassified to conform with the 1995 presentation.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt secured by the Partnership's Cedars-Sinai investment property was scheduled to mature in January, 1996 and has subsequently been extended on a short-term basis to September 30, 1996. Accordingly, such debt has been classified by the Partnership as a current liability and the disclosure of a SFAS 107 value is impracticable (see note 4). The Partnership has no other significant financial instruments.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.




(2)  INVESTMENT PROPERTIES

     The Partnership has acquired, either directly or through joint ventures (note 3), eleven apartment complexes, four shopping centers, one medical office complex and two office buildings. Seventeen properties have been sold or disposed of by the Partnership. The remaining property owned as of December 31, 1995 was operating. The cost of the investment properties represents the total cost to the Partnership and its ventures plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

     Buildings and improvements (new)--
       200% or 150% declining-balance or
       straight-line . . . . . . . . . . . . .5-40 years

     Buildings and improvements (used)--
       125% declining-balance or
       straight-line . . . . . . . . . . . . .5-50 years
                                             ==========

     The investment property is pledged as security for the long-term debt, for which there is no recourse to the Partnership.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Under the Partnership's impairment policy, provisions for value impairment are recorded with respect to its investment property pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Therefore, the Partnership does not anticipate any effect on its consolidated financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996, except any long-lived assets identified "to be disposed of" would no longer be depreciated.


(3)  WRIGHT-CARLYLE

     The Partnership at December 31, 1995 is a party to one operating joint venture agreement. Pursuant to such agreement, the Partnership made an initial capital contribution of approximately $9,334,000 (before legal and other acquisition costs). Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the venture.

     The Partnership acquired, through the above venture, a medical office complex in Los Angeles, California in which it still has an ownership interest. The venture property was refinanced under a long-term debt arrangement which was scheduled to mature in January 1996. In December 1995, the venture obtained a non-binding letter of intent to sell the Cedars-Sinai office building to an unaffiliated prospective buyer. The agreement is subject to certain conditions including the waiver by the Partnership's unaffiliated venture partner to exercise its right of first opportunity to acquire the Partnership's interest in the Cedars-Sinai office building (per the Cedars-Sinai venture agreement). In January, 1996, the Partnership gave notice to its venture partner of the letter of intent with the unaffiliated third party. That notice triggered a 30-day election period whereby the venture partner has the right to exercise or waive its right of first opportunity. Pursuant to the venture agreement, if the venture partner elects to exercise its right of first opportunity, the venture partner would then have 120 days after making such election to close such sale. The purchase price of the Partnership's interest would be such as would produce for the Partnership the same consideration as the sale to the unaffiliated third party. If the venture partner fails to close such a sale in the 120 days, the right of first opportunity will be permanently lost. In February, 1996 the venture partner gave notice to the Partnership by which it purported to exercise its right of first opportunity subject to certain terms and conditions. The Partnership believes that the venture partner does not have the right to attach any conditions to the exercise of such right. The Partnership is currently in dispute with the venture partner regarding this issue and is considering its alternatives, including legal recourse. Assuming that the joint venture partner will not waive such conditions, the Partnership is continuing to attempt to complete a sale of the property to the unaffiliated third party, but the third party has to date indicated an unwillingness to participate in further discussions until the matter with the joint venture partner is resolved. Therefore, based upon the terms set forth in the notice given by the Partnership to the joint venture partner, there can be no assurance that the Partnership will be able to arrange such a sale. In January 1996, the venture obtained a short-term extension of the mortgage loan's maturity, originally scheduled to mature on January 14, 1996, to September 30, 1996. The interest rate of the extended loan was adjusted from 9.11% to 10% per annum and the monthly payments of approximately $725,000 are based on a 360 month amortization with the remaining principal balance due at maturity.

     If the venture is unable to sell the property by the maturity of the mortgage loan (September 30, 1996), the venture will attempt to negotiate a further extension of the maturity of the mortgage loan. There can be no assurance that such an extension could be obtained. If the venture is unable to arrange a sale of the property or an additional extension of the mortgage loan, the lender could realize upon its security and take title to the property. This would result in the Partnership no longer having an ownership interest in such property and result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

     The Partnership has a cumulative preferred interest of $675,000 per annum in net cash receipts from the property. After the Partnership receives its preferential return, the venture partner is entitled to a non-cumulative return of $675,000 per annum; additional net cash receipts are generally shared in a ratio relating to the various ownership interests of 50% to the Partnership and 50% to its venture partner. The Partnership also has a preferred position (related to the Partnership's cash investment in the venture) with respect to distribution of sale and refinancing proceeds from the venture. The Partnership did not receive its preferred return in 1995. As a result, such deficiencies will increase prior years' cumulative preferred return to $3,375,000 at December 31, 1995 and become an addition to the Partnership's preferred position in relation to the distribution of sale and refinancing proceeds by the venture as discussed above.

     In general, operating profits and losses are allocated based on the partners respective ownership percentages. However, if there are net cash receipts, losses are shared in the same ratio as net cash receipts.

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





(4)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1995 and 1994:

                                      1995           1994
                                  -----------    -----------
9.11% first mortgage note; secured
 by the Cedars-Sinai medical office
 complex in Los Angeles, California;
 payable in monthly installments of
 principal and interest of $698,793
 until January 14, 1996 when the
 remaining balance of approximately
 $82,599,000 is payable (extended
 to September 30, 1996;
 see note 3) . . . . . . . . .    $82,670,202     83,483,761
                                  -----------     ----------
        Total debt . . . . . .     82,670,202     83,483,761
        Less current portion of
          long-term debt . . .     82,670,202        813,559
                                  -----------     ----------
          Total long-term debt    $     --        82,670,202
                                  ===========     ==========

     Five-year maturities of long-term debt secured by the Cedars-Sinai Medical Office Complex are summarized as follows:

                  1996 . . . . . . . .           $82,670,202
                  1997 . . . . . . . .         --
                  1998 . . . . . . . .          --
                  1999 . . . . . . . .         --
                  2000 . . . . . . . .         --
                                        ============


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations are allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or other dispositions of investment properties are allocated to the General Partners to the greater of 1% of such profits or any cash distributions of the proceeds of any such sale or refinancing (as described below). Losses from the sale or refinancing of investment properties are to be allocated 1% to the General Partners. The remaining sale or refinancing profits and losses are allocated to the Limited Partners.

     The Partnership Agreement provides generally that notwithstanding any allocation contained in the Agreement, if at any time profits are realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of Profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this provision is to allow the deferral of the recognition of taxable gain to the Limited Partners.

     The General Partners are not required to make any capital contributions except under certain limited circumstances upon termination of the Partnership. Distributions of "net cash receipts" of the Partnership are allocated 92% to the Limited Partners and 8% to the General Partners (of which 4.167% constitutes a management fee to the Corporate General Partner for services in managing the Partnership).


     The Partnership Agreement provides that the General Partners shall receive, as a distribution from the sale of a real property by the Partnership, 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the third calendar quarter of 1980. With the distribution of sale proceeds made in February 1994, the Limited Partners have received their aggregate initial capital investment in its entirety and have also received cumulative cash distributions equal to a 6% return on their average capital investment. Therefore, on February 28, 1994, the General Partners received their deferred disposition fees aggregating $2,314,071 and shall receive 15% of any remaining sale or refinancing proceeds; the Limited Partners shall receive 85% of any remaining sale or refinancing proceeds.

     Allocations among the Partners in the accompanying GAAP basis financial statements have been made in accordance with the provisions of the Partnership Agreement and the venture agreements (note 3). The allocation percentages may differ from year to year based on future events.

Differences may therefore result between allocations among the Partners on the GAAP basis and the tax basis. Such differences would have no effect on total assets, total Partners' capital or net earnings (loss).


(6)  SALE OF INVESTMENT PROPERTIES

     (a)  White Marsh II Venture

     In January 1993, the Partnership and an affiliated Partnership sold their interests in White Marsh II Venture and White Marsh Mall Associates, respectively, representing a total of a 50% interest in the White Marsh Mall property, to the Partnership's unaffiliated joint venture partner.

     The sale price of the Partnership's interest was $6,285,714 (before costs of sale and prorations) of which $857,143 was received in cash at closing and $4,285,714 was received in the form of a non-interest bearing note that was paid in full shortly after the closing date. The remainder of the sale price was represented by the purchaser's issuance to seller of a promissory note in the amount of $1,142,857 at the date of sale. The promissory note bore interest at a rate of 4-1/2% per annum and interest only payments were paid monthly until the entire principal balance was retired through a discounted payment of $1,117,143 in December 1993. In connection with the sale of the Partnership's interest, the Corporate General Partner of the Partnership earned a disposition fee of $375,595 which was paid along with all other previously deferred disposition fees to the General Partners on February 28, 1994 (notes 5 and 8). As a result of the sale, the Partnership recognized in 1993 a gain of $5,929,220 for financial reporting purposes and $10,674,666 for Federal income tax purposes.

     Prior to the sale, operating profits and losses were generally shared in the same ratio as net cash receipts. However, if there were no net cash receipts, substantially all profits or losses were allocated to the Partnership.

     The property was managed by an affiliate of the venture partner for a fee calculated as a percentage of certain receipts.



     (b)  Carlyle/Frontier

     On October 31, 1993, the Partnership and an affiliate (Carlyle Real Estate Limited Partnership - X, a partnership sponsored by the General Partners) sold through Carlyle/Frontier their interests in Frontier Mall Associates, L.P. representing a total of a 70% interest in the Frontier Mall property, to the Partnership's unaffiliated joint venture partner.

     The sale price of the Partnership's 35% interest in Frontier Mall was $7,825,030, consisting of $3,500,000 in cash (before costs of sale and prorations) and $4,325,030 represented by the Partnership's 35% portion of the first mortgage note. In connection with the sale of the Partnership's interest, the Corporate General Partner of the Partnership earned a disposition fee of $234,750 which was paid along with all other previously deferred disposition fees to the General Partners on February 28, 1994 (notes 5 and 8). As a result of the sale, the Partnership recognized in 1993 a gain of $3,626,828 for financial reporting purposes and $5,852,083 for federal income tax purposes.

     Prior to the sale, operating profits and losses were generally shared in the same ratio as net cash receipts. However, if there were no net cash receipts, substantially all profits or losses were allocated to the Partnership.

     The property was managed by an affiliate of the venture partner for a fee calculated as a percentage of certain receipts.


(7)  LEASES

     (a)  As Property Lessor

     At December 31, 1995, the Partnership's and its consolidated venture's principal asset is the Cedars-Sinai Medical Office Complex. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over its estimated useful life. Leases range in original terms from one to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs.

     Approximate minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the currently held operating leases at the Cedars-Sinai Medical Office Complex, are as follows:

           1996. . . . . . . . . . . . .  $11,068,000
           1997. . . . . . . . . . . . .    9,174,000
           1998. . . . . . . . . . . . .    7,537,000
           1999. . . . . . . . . . . . .    4,460,000
           2000. . . . . . . . . . . . .    1,873,000
           Thereafter. . . . . . . . . .    2,701,000
                                          -----------
              Total. . . . . . . . . . .  $36,813,000
                                          ===========

     (b)  As Property Lessee

     The following lease agreement has been determined to be an operating lease.

     The Wright-Carlyle Venture owns a net leasehold interest which expires December 19, 2038 in the land underlying the Los Angeles, California medical office complex, subject to a 15-year extension. The lease provides for annual base rent of $414,375 plus a participation based on the annual cash flow of the property. Participation rent for 1995, 1994 and 1993 aggregated $880,742, $669,749 and $994,956, respectively.


     Future minimum rental commitments under the remaining lease is as follows:

           1996. . . . . . . . . . . . .  $   414,375
           1997. . . . . . . . . . . . .      414,375
           1998. . . . . . . . . . . . .      414,375
           1999. . . . . . . . . . . . .      414,375
           2000. . . . . . . . . . . . .      414,375
           Thereafter. . . . . . . . . .   15,746,250
                                          -----------
             Total . . . . . . . . . . .  $17,818,125
                                          ===========





(8)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995 and for the years ended December 31, 1995, 1994 and 1993 are as follows:


                                                                               UNPAID AT
                                                                              DECEMBER 31,
                                         1995         1994          1993         1995
                                       --------     --------      --------  --------------
Property disposition fees. . . . .      $  --           --         610,345          --
Reimbursement (at cost) for
  out-of-pocket expenses . . . . .         --          7,565        11,545          --
                                        -------        -----      --------      ---------
                                        $  --          7,565       621,890          --
                                        =======        =====      ========      =========

     On February 28, 1994, the Partnership paid previously deferred disposition fees aggregating $2,314,071 to the
General Partners (see note 5).

     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners.  Use of such third parties is not expected to have a material effect on the operations of the Partnership.





                                                                              SCHEDULE III
                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                     CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                       DECEMBER 31, 1995



                                                  COSTS
                                               CAPITALIZED      GROSS AMOUNT AT WHICH CARRIED
                          INITIAL COST TO      SUBSEQUENT          AT CLOSE OF PERIOD (B)
                          PARTNERSHIP (A)     TO ACQUISITION--------------------------------------
                     ---------------------------------------
                        LAND AND   BUILDINGS      LAND        LAND AND   BUILDINGS
                        LEASEHOLD    AND      BUILDINGS AND   LEASEHOLD     AND
            ENCUMBRANCE INTERESTS IMPROVEMENTSIMPROVEMENTS    INTERESTS IMPROVEMENTS  TOTAL (D)
            ------------------------------------------------- ---------------------------------

MEDICAL OFFICE
COMPLEX:
 Los Angeles,
 California $82,670,202      --     30,237,391     4,358,033       --     34,595,424 34,595,424
            -----------  ---------  ----------     ---------     -------  ---------- ----------

     Total  $82,670,202      --     30,237,391     4,358,033       --     34,595,424 34,595,424
            ===========  =========  ==========     =========     =======  ========== ==========




                                                                              SCHEDULE III
                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                                                      LIFE ON WHICH
                                                                      DEPRECIATION
                                                                       IN LATEST
                                                                      STATEMENT OF      1995
                             ACCUMULATED           DATE OF   DATE      OPERATIONS   REAL ESTATE
                            DEPRECIATION(E)     CONSTRUCTIONACQUIRED  IS COMPUTED      TAXES
                           ----------------     ------------------------------------------------
MEDICAL OFFICE
COMPLEX:
 Los Angeles,
 California. . . . . . . . . .  $17,174,158       1979/1980 12/27/79     5-40 years     532,824
                                -----------                                             -------
    Total. . . . . . . . . . .  $17,174,158                                             532,824
                                ===========                                             =======



Notes:
    (A)  The cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to the acquisition which were contemplated at the time the property was acquired.
    (B)  The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes is approximately $35,079,000.
    (C)  Property operates under ground lease.
    (D)  Reconciliation of real estate carrying costs:




                                                                              SCHEDULE III
                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                                     1995          1994            1993
                                                 ------------  ------------   ------------
         Balance at beginning of period. . . .   $ 34,561,700    32,863,869     48,286,829
         Additions during period . . . . . . .        887,597     2,009,308        622,832
         Reductions during period. . . . . . .       (853,873)     (311,477)   (16,045,792)
                                                 ------------  ------------   ------------
         Balance at end of period. . . . . . .   $ 34,595,424    34,561,700     32,863,869
                                                 ============  ============   ============

     (E) Reconciliation of accumulated depreciation:

         Balance at beginning of period. . . .   $ 16,651,251    15,866,920     20,642,251
         Provision for current period. . . . .      1,376,780     1,095,808      1,119,389
         Reductions during period. . . . . . .       (853,873)     (311,477)    (5,894,720)
                                                 ------------  ------------   ------------

         Balance at end of period. . . . . . .   $ 17,174,158    16,651,251     15,866,920
                                                 ============  ============   ============



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1995 and 1994.



                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers and directors and members of their families. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. Effective December 31, 1995, ABPP Associates, L.P. acquired all of the partnership interests in Realty Associates-IX, L.P., the Associate General Partner, which then dissolved. ABPP elected to continue the business of Realty Associates-IX, L.P. ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, continues as the Associate General Partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director, and the executive and certain other officers of the Corporate General Partner are as follows:



                                                  SERVED IN
NAME                   OFFICE                     OFFICE SINCE
----                   ------                     ------------

Judd D. Malkin         Chairman                    5/03/71
                       Director                    5/03/71
                       Chief Financial Officer     2/22/96
Neil G. Bluhm          President                   5/03/71
                       Director                    5/03/71
Burton E. Glazov       Director                    7/01/71
Stuart C. Nathan       Executive Vice President    5/08/79
                       Director                    3/14/73
A. Lee Sacks           Director                    5/09/88
John G. Schreiber      Director                    3/14/73
H. Rigel Barber        Executive Vice President    1/02/87
                       Chief Executive Officer     8/01/93
Glenn E. Emig          Executive Vice President    1/01/93
                       Chief Operating Officer     1/01/95
Gary Nickele           Executive Vice President    1/01/92
                       General Counsel             2/27/84
Gailen J. Hull         Senior Vice President       6/01/88
Howard Kogen           Senior Vice President       1/02/86
                       Treasurer                   1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

    JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-
XVII), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of most of the foregoing Partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.



     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc. an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December 1972.

     John G. Schreiber (age 49) has been associated with JMB since December 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., and a director of several investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March 1982.

He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March 1973. He is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to Note 5 for a description of such transactions, distributions and allocations.
In 1995, 1994 and 1993, the General Partners received distributions of $0, $32,260 and $183,349, respectively. No management fees were earned by the Corporate General Partner in 1995, 1994 or 1993.

     As of December 31, 1995, the Corporate General Partner has earned and received disposition fees of $2,314,071 in connection with the sales of investment properties. The Partnership Agreement provides that the payment to such an affiliate of any commission on any sale of real property by the Partnership shall be deferred if and to the extent that the Limited Partners have not yet received cash distributions of sale or refinancing proceeds in an amount equal to their aggregate initial capital investment in the Partnership and have not received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the third calendar quarter of 1980. Effective with the February 1994 sale distribution, the Limited Partners received such cumulative cash distributions which entitles the General Partners to participate in the distributions of sale or refinancing proceeds. Additionally, the disposition fees mentioned above were paid to the General Partners in February 1994. Reference is made to Note 5.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner of the Partnership, is entitled to receive insurance brokerage commissions in connection with providing insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved. No such fees were received by the Corporate General Partner in 1995.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1995, the Corporate General Partner of the Partnership was not due any reimbursement for such out-of-pocket expenses.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  The following group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

                          NAME OF                    AMOUNT AND NATURE
                          BENEFICIAL                 OF BENEFICIAL                  PERCENT
TITLE OF CLASS            OWNER                      OWNERSHIP                      OF CLASS
--------------            ----------                 -----------------              --------
Limited Partnership
  Interests               Liquidity Fund Investment  4,225.75 Interests              7.68%
                          Corporation                indirectly (as invest-
                          1900 Powell Street,        ment manager or, through
                          Suite 730,                 affiliated entities, general
                          Emeryville, California     partner of 12 separate
                          94608                      investment funds)

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                          NAME OF                    AMOUNT AND NATURE
                          BENEFICIAL                 OF BENEFICIAL                  PERCENT
TITLE OF CLASS            OWNER                      OWNERSHIP                      OF CLASS
--------------            ----------                 -----------------              --------
Limited Partnership
  Interests               JMB Realty Corporation     75 Interests directly          Less than 1%
Limited Partnership
  Interests               Corporate General          75 Interests directly          Less than 1%
                          Partner, its officers
                          and directors and
                          the Associate General
                          Partner as a group

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Corporate General Partner, affiliates or their management other than those described in Items 10 and 11 above.



                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

         (1) Financial Statements. (See Index to Financial Statements filed with this annual report).

         (2)  Exhibits.

              3-A. The Prospectus of the Partnership dated August 17,
1979, as supplemented on October 17, 1979, December 10, 1979 December 28, 1979, January 28, 1980 and February 27, 1980, filed with the Commission pursuant to Rules 424(b), is incorporated herein by reference. Copies of pages 6-14, 97-99, A-4 to A-8 and A-10 to A-15 of the Prospectus are hereby incorporated herein by reference to Exhibit 3-A of the Partnership's Report on Form 10-K (File No. 0-9484) for December 31, 1992 dated March 19, 1993.

              3-B. Amended and Restated Agreement of Limited
Partnership set forth as Exhibit A to the Prospectus, incorporated by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-63958) dated August 17, 1979.

              4-A. Modification documents relating to the long-term mortgage note secured by the Cedars-Sinai Medical Office Complex located in Los Angeles, California are incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-9484) dated January 15, 1991.

              4-B. Extension agreement relating to the long-term mortgage note secured by the Cedars-Sinai Medical Office Complex located in Los Angeles, California is filed herewith.

              10. Acquisition documents relating to the purchase by the Partnership of an interest in Cedars-Sinai Medical Office Complex located in Los Angeles, California are incorporated herein by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 to the Partnership's Prospectus on Form S-11 (File No. 2-63958) dated August 17, 1979.

              21.  List of Subsidiaries.

              24.  Powers of Attorney.

              27.  Financial Data Schedule

     (b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this annual report.

No annual report for the fiscal year 1995 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.


                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX

              By:    JMB Realty Corporation
                     Corporate General Partner

                     GAILEN J. HULL
              By:    Gailen J. Hull
                     Senior Vice President
              Date:  March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              By:    JMB Realty Corporation
                     Corporate General Partner

                     JUDD D. MALKIN*
              By:    Judd D. Malkin, Chairman and
                     Chief Financial Officer
              Date:  March 25, 1996

                     NEIL G. BLUHM*
              By:    Neil G. Bluhm, President and Director
              Date:  March 25, 1996

                     H. RIGEL BARBER*
              By:    H. Rigel Barber, Chief Executive Officer
              Date:  March 25, 1996

                     GLENN E. EMIG*
              By:    Glenn E. Emig, Chief Operating Officer
              Date:  March 25, 1996


                     GAILEN J. HULL
              By:    Gailen J. Hull, Senior Vice President
                     Principal Accounting Officer
              Date:  March 25, 1996

                     A. LEE SACKS*
              By:    A. Lee Sacks, Director
              Date:  March 25, 1996

                     STUART C. NATHAN*
              By:    Stuart C. Nathan,
                     Executive Vice President and Director
              Date:  March 25, 1996

              *By:   GAILEN J. HULL, Pursuant to Power of Attorney


                     GAILEN J. HULL
              By:    Gailen J. Hull,
                     Attorney-in-Fact
              Date:  March 25, 1996


         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX

                         EXHIBIT INDEX



                                         DOCUMENT
                                       INCORPORATED
                                       BY REFERENCE    PAGE
                                       -------------   ----

 3-A.    Pages 6-14, 97-99, A-4 to A-8
         and A-10 to A-15 of the Prospectus
         of the Partnership dated August 17,
         1979, as supplemented October 17,
         1979, December 10, 1979, December 28,
         1979, January 28, 1980 and
         February 27, 1980                       Yes

 3-B.    Amended and Restated Agreement of
         Limited Partnership                     Yes

 4-A.    Modification documents related
         to the Cedars-Sinai Medical
         Office Complex                          Yes

 4-B.    Extension agreement related
         to the Cedars-Sinai Medical
         Office Complex                          No

10.      Acquisition documents related
         to the Cedars-Sinai Medical
         Office Complex                          Yes

21.      List of Subsidiaries                    No

24.      Powers of Attorney                      No

27.      Financial Data Schedule                 No