Form 10-Q
period 1996-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP IX
filed 1996-05-15
CIK 310812

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended March 31, 1996    Commission file number 0-9484




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


                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    10



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    11

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    12



PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)



                                                   ASSETS
                                                   ------
                                                                             MARCH 31,     DECEMBER 31,
                                                                               1996            1995
                                                                          --------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  1,613,220      4,313,536
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .        2,714,965          --
  Interest, rents and other receivables . . . . . . . . . . . . . . . .          185,429        101,935
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           40,842         44,243
                                                                            ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .        4,554,456      4,459,714
                                                                            ------------    -----------

Investment property, at cost:
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       34,601,139     34,595,424
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       17,174,158     17,174,158
                                                                            ------------    -----------
        Total investment property, net of accumulated depreciation. . .       17,426,981     17,421,266
                                                                            ------------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,547,160      1,621,817
Venture partner's deficit in venture. . . . . . . . . . . . . . . . . .       33,846,841     33,925,042
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          160,110        151,513
                                                                            ------------    -----------
                                                                            $ 57,535,548     57,579,352
                                                                            ============    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 82,525,628     82,670,202
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          603,914        630,714
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          458,476        418,403
                                                                            ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . . .       83,588,018     83,719,319

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          635,383        533,810
                                                                            ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       84,223,401     84,253,129

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (2,253,228)    (2,252,665)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (897,441)      (897,441)
                                                                            ------------    -----------
                                                                              (3,149,669)    (3,149,106)
                                                                            ------------    -----------
  Limited partners (55,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       49,689,766     49,689,766
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        9,027,021      9,040,534
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (82,254,971)   (82,254,971)
                                                                            ------------    -----------
                                                                             (23,538,184)   (23,524,671)
                                                                            ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . . .      (26,687,853)   (26,673,777)
                                                                            ------------    -----------
                                                                            $ 57,535,548     57,579,352
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


                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                1996           1995
                                                                           -------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 3,958,182      3,873,958
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .           51,585         57,646
                                                                             -----------     ----------
                                                                               4,009,767      3,931,604
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . .        2,044,023      1,899,858
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --           252,092
  Property operating expenses . . . . . . . . . . . . . . . . . . . . .        1,628,995      1,521,016
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .           52,716            832
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . .          150,508        131,000
  General and administrative. . . . . . . . . . . . . . . . . . . . . .           69,400          3,145
                                                                             -----------     ----------
                                                                               3,945,642      3,807,943
                                                                             -----------     ----------
          Operating earnings (loss) . . . . . . . . . . . . . . . . . .           64,125        123,661
Venture partner's share of venture's operations . . . . . . . . . . . .          (78,201)       (45,170)
                                                                             -----------     ----------
          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .      $   (14,076)        78,491
                                                                             ===========     ==========
          Net earnings (loss) per limited partnership interest. . . . .      $      (.24)          1.37
                                                                             ===========     ==========
          Cash distributions per limited partnership
            interest. . . . . . . . . . . . . . . . . . . . . . . . . .      $     --             --
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


                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (14,076)         78,491
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            252,092
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       150,508         131,000
    Venture partner's share of venture's operations . . . . . . . . . . . .        78,201          45,170
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       (83,494)        158,601
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,401           2,195
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        (8,597)          --
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (26,800)       (188,534)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            240,988
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        40,073          (5,210)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       101,573           9,853
                                                                             ------------     -----------
            Net cash provided by (used in) operating activities . . . . . .       240,789         724,646
                                                                             ------------     -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .    (2,714,965)     (2,738,593)
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .        (5,715)       (179,028)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (75,851)        (53,837)
                                                                             ------------     -----------
            Net cash provided by (used in) investing activities . . . . . .    (2,796,531)     (2,971,458)
                                                                             ------------     -----------

Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            200,882
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (144,574)       (196,521)
                                                                             ------------     -----------
            Net cash provided by (used in) financing activities . . . . . .      (144,574)          4,361
                                                                             ------------     -----------
            Net increase (decrease) in cash and cash equivalents. . . . . .    (2,700,316)     (2,242,451)

            Cash and cash equivalents, beginning of year. . . . . . . . . .     4,313,536       4,789,433
                                                                             ------------     -----------

            Cash and cash equivalents, end of period. . . . . . . . . . . .  $  1,613,220       2,546,982
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  2,003,950       1,905,068
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     There were no fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.


CEDARS-SINAI MEDICAL OFFICE COMPLEX

     The venture property was refinanced under a long-term debt arrangement which was scheduled to mature in January 1996. In December 1995, the venture obtained a non-binding letter of intent to sell the Cedars-Sinai office building to an unaffiliated prospective buyer. The agreement is subject to certain conditions including the waiver by the Partnership's unaffiliated venture partner to exercise its right of first opportunity to acquire the Partnership's interest in the Cedars-Sinai office building (per the Cedars-Sinai venture agreement). In January, 1996, the Partnership gave notice to its venture partner of the letter of intent with the unaffiliated third party. That notice triggered a 30-day election period whereby the venture partner had the right to exercise or waive its right of first opportunity. Pursuant to the venture agreement, if the venture partner elects to exercise its right of first opportunity, the venture partner would then have 120 days after making such election to close such sale. The purchase price of the Partnership's interest would be such as would produce for the Partnership the same consideration as the sale to the unaffiliated third party. If the venture partner fails to close such a sale in the 120 days, the right of first opportunity will be permanently lost. In February, 1996 the venture partner gave notice to the Partnership by which it purported to exercise its right of first opportunity subject to certain terms and conditions. The Partnership believes that the venture partner does not have the right to attach any conditions to the exercise of such right. The Partnership is currently in dispute with the venture partner regarding this issue and is considering its alternatives, including legal recourse. While the Partnership is continuing to attempt to complete a sale of the property to the unaffiliated third party, the third party has to date indicated an unwillingness to participate in further discussions until the matter with the joint venture partner is resolved. Therefore, based upon the terms set forth in the notice given by the Partnership to the joint venture partner, there can be no assurance that the Partnership will be able to arrange such a sale. In January 1996, the venture obtained a short-term extension of the mortgage loan's maturity, originally scheduled to mature on January 14, 1996, to September 30, 1996. The interest rate of the extended loan was adjusted from 9.11% to 10% per annum and the monthly payments of approximately $725,000 are based on a 360 month amortization with the remaining principal balance due at maturity.

     If the venture is unable to sell the property by the maturity of the mortgage loan (September 30, 1996), the venture will attempt to negotiate a further extension of the maturity. There can be no assurance that such an extension could be obtained. If the venture is unable to arrange a sale of the property or an additional extension of the mortgage loan, the lender could realize upon its security and take title to the property. This would result in the Partnership no longer having an ownership interest in such property and result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds. Upon sale or disposition of the property, the Partnership would likely proceed to terminate its affairs.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include $3,979,928 and $3,899,464 of revenues and $3,862,926 and $3,803,125 of operating expenses for the three months ended March 31, 1996 and 1995. The property had a net carrying value of $17,426,981 and $17,421,266 at March 31, 1996 and December 31, 1995.

     The East and West Towers of the Cedars-Sinai Medical Office Complex in Los Angeles, California are occupied 95% and 91%, respectively. In 1996 and 1997, expiration of tenant leases for the entire property will be approximately 16% and 11%, respectively. There can be no assurance that the expiring tenant space will be renewed. In addition, due to a competitive office market in which the property is located, it is possible that significant costs will be required to re-lease such space. The Partnership and its consolidated venture have currently budgeted in 1996 approximately $562,000 for tenant improvements and other capital expenditures. The Partnerships' share of such items is budgeted to be approximately $281,000. Such factors are expected to cause the property to operate at close to a break-even level for such years. In anticipation of such future costs, cash of approximately $1,600,000 is being reserved by the Cedars-Sinai venture rather than distributed to the Partnership or the venture partner.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 assuming that the Partnership continues as a going concern.




PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment.

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

RESULTS OF OPERATIONS

     The increase in short-term investments and corresponding decrease in cash and cash equivalents at March 31, 1996 as compared to December 31, 1995 is primarily due to the classification of U.S. Government obligations with original maturities of three months or less as cash and cash equivalents at December 31, 1995.

     The decreases in interest, rents and other receivables at March 31, 1996 as compared to December 31, 1995 is primarily due to the timing of rental receipts of the Partnership's investment property.

     The increase in interest expense for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to an increased interest rate on the short-term loan extension related to Cedars Sinai.

     The decrease in depreciation for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is due to the Cedars-Sinai investment property being classified as held for sale or disposition and therefore not subject to continued depreciation.

     The increase in property operating expenses for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to an increase in the land rental participation expense.

     The increase in general and administrative expense for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to the use of independent third parties to perform certain administrative services for the Partnership.




PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

Cedars-Sinai Medical
  Office Complex
  Los Angeles, California
    East Tower. . . . . . . .        95%       95%        98%       96%     95%
    West Tower. . . . . . . .        96%       96%        94%       91%     91%





PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            3-A.  The Prospectus of the Partnership dated August 17,
1979, as supplemented on October 17, 1979, December 10, 1979, December 28, 1979, January 28, 1980 and February 27, 1980, filed with the Commission pursuant to Rules 424(b), is incorporated herein by reference. Copies of pages 6-14, 97-99, A-4 to A-8 and A-10 to A-15 of the Prospectus are hereby incorporated herein by reference to Exhibit 3-A of the Partnership's Report on Form 10-K (File No. 0-9484) for December 31, 1992 dated March 19, 1993.

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

            4-B. Extension agreement relating to the long-term mortgage note secured by the Cedars-Sinai Medical Office Complex located in Los Angeles, California is incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-9484) for December 31, 1995 dated March 25, 1996.

            10. Acquisition documents relating to the purchase by the Partnership of an interest in Cedars-Sinai Medical Office Complex located in Los Angeles, California are incorporated herein by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 to the Partnership's Prospectus on Form S-11 (File No. 2-63958) dated August 17, 1979.

            27.   Financial Data Schedule


      (b) No reports on From 8-K were required to be filed during the last quarter of the period covered by this report.





                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 10, 1996