Form 10-Q
period 1996-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP IX
filed 1996-08-14
CIK 310812

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended June 30, 1996     Commission file number 0-9484




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

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)



                                                   ASSETS
                                                   ------
                                                                             JUNE 30,      DECEMBER 31,
                                                                               1996            1995
                                                                          --------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  4,493,559      4,313,536
  Interest, rents and other receivables . . . . . . . . . . . . . . . .           71,121        101,935
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           19,325         44,243
                                                                            ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .        4,584,005      4,459,714
                                                                            ------------    -----------

Investment property, at cost:
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       34,715,014     34,595,424
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       17,174,158     17,174,158
                                                                            ------------    -----------
        Total investment property, net of accumulated depreciation. . .       17,540,856     17,421,266
                                                                            ------------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,486,705      1,621,817
Venture partner's deficit in venture. . . . . . . . . . . . . . . . . .       33,669,060     33,925,042
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          160,109        151,513
                                                                            ------------    -----------
                                                                            $ 57,440,735     57,579,352
                                                                            ============    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 82,413,241     82,670,202
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          453,695        630,714
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          457,851        418,403
                                                                            ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . . .       83,324,787     83,719,319

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          637,899        533,810
                                                                            ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       83,962,686     84,253,129

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (2,246,592)    (2,252,665)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (897,441)      (897,441)
                                                                            ------------    -----------
                                                                              (3,143,033)    (3,149,106)
                                                                            ------------    -----------
  Limited partners (55,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       49,689,766     49,689,766
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        9,186,287      9,040,534
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (82,254,971)   (82,254,971)
                                                                            ------------    -----------
                                                                             (23,378,918)   (23,524,671)
                                                                            ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . . .      (26,521,951)   (26,673,777)
                                                                            ------------    -----------
                                                                            $ 57,440,735     57,579,352
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 3,991,825     4,050,881     7,950,007     7,924,839
  Interest income . . . . . . . . . . . . . . . .       49,734        69,944       101,319       127,590
                                                   -----------    ----------   -----------    ----------
                                                     4,041,559     4,120,825     8,051,326     8,052,429
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    2,061,585     1,895,349     4,105,608     3,795,207
  Depreciation. . . . . . . . . . . . . . . . . .        --          260,422         --          512,514
  Property operating expenses . . . . . . . . . .    1,518,961     1,588,824     3,073,871     3,109,840
  Professional services . . . . . . . . . . . . .       16,386        10,440        69,102        11,272
  Amortization of deferred expenses . . . . . . .      150,508       136,432       301,016       267,432
  General and administrative. . . . . . . . . . .       24,521        20,390        93,921        23,535
                                                   -----------    ----------   -----------    ----------
                                                     3,771,961     3,911,857     7,643,518     7,719,800
                                                   -----------    ----------   -----------    ----------
          Operating earnings (loss) . . . . . . .      269,598       208,968       407,808       332,629
Venture partner's share of
  venture's operations. . . . . . . . . . . . . .     (140,739)     (101,775)     (255,982)     (146,945)
                                                   -----------    ----------   -----------    ----------
          Net earnings (loss) . . . . . . . . . .  $   128,859       107,193       151,826       185,684
                                                   ===========    ==========   ===========    ==========
          Net earnings (loss) per
            limited partnership interest. . . . .  $      2.25          1.87          2.65          3.24
                                                   ===========    ==========   ===========    ==========
          Cash distributions per limited
            partnership interest. . . . . . . . .  $     --            --            --            --
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   151,826         185,684
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            512,514
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       301,016         267,432
    Venture partner's share of venture's operations . . . . . . . . . . . .       255,982         146,945
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .        30,814         136,584
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        24,918         (11,347)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        (8,596)          --
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (177,019)       (353,842)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        39,448          (2,012)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       104,089         (10,592)
                                                                             ------------     -----------
            Net cash provided by (used in) operating activities . . . . . .       722,478         871,366
                                                                             ------------     -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --         (2,738,593)
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .      (119,590)       (455,732)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (165,904)        (90,197)
                                                                             ------------     -----------
            Net cash provided by (used in) investing activities . . . . . .      (285,494)     (3,284,522)
                                                                             ------------     -----------

Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (297,798)
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (256,961)       (397,551)
                                                                             ------------     -----------
            Net cash provided by (used in) financing activities . . . . . .      (256,961)       (695,349)
                                                                             ------------     -----------
            Net increase (decrease) in cash and cash equivalents. . . . . .       180,023      (3,108,505)

            Cash and cash equivalents, beginning of year. . . . . . . . . .     4,313,536       4,789,433
                                                                             ------------     -----------

            Cash and cash equivalents, end of period. . . . . . . . . . . .  $  4,493,559       1,680,928
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  4,066,160       3,797,219
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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

                        JUNE 30, 1996 AND 1995

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

     Certain amounts have been reclassified in the 1995 consolidated financial statements to conform with the 1996 presentation.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     There were no fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995.


CEDARS-SINAI MEDICAL OFFICE COMPLEX

     The venture property was refinanced under a long-term debt arrangement which was scheduled to mature in January 1996. In December 1995, the venture obtained a non-binding letter of intent to sell the Cedars-Sinai office building to an unaffiliated prospective buyer. The agreement was subject to certain conditions including the waiver by the Partnership's unaffiliated venture partner to exercise its right of first opportunity to acquire the Partnership's interest in the Cedars-Sinai office building (per the Cedars-Sinai venture agreement). In January, 1996, the Partnership gave notice to its venture partner of the letter of intent with the unaffiliated third party. That notice triggered a 30-day election period whereby the venture partner had the right to exercise or waive its right of first opportunity. Pursuant to the venture agreement, if the venture partner elects to exercise its right of first opportunity, the venture partner would then have 120 days after making such election to close such sale. The purchase price of the Partnership's interest would be such as would produce for the Partnership the same consideration as the sale to the unaffiliated third party. If the venture partner fails to close such a sale in the 120 days, the right of first opportunity will be permanently lost. In February, 1996 the venture partner gave notice to the Partnership by which it purported to exercise its right of first opportunity subject to certain terms and conditions. The Partnership believes that the venture partner does not have the right to attach any conditions to the exercise of such right. The Partnership is currently in dispute with the venture partner regarding this issue and is considering its alternatives, including legal recourse. During the foregoing dispute the unaffiliated third party determined that it was no longer interested in purchasing the property.
The Partnership has therefore expanded the marketing effort to other prospective purchasers. In January 1996, the venture obtained a short-term extension of the mortgage loan's maturity, originally scheduled to mature on January 14, 1996, to September 30, 1996. The interest rate of the extended loan was adjusted from 9.11% to 10% per annum and the monthly payments of approximately $725,000 are based on a 360 month amortization with the remaining principal balance due at maturity.

     Since it is likely that the venture will be unable to sell the property by the maturity of the mortgage loan (September 30, 1996), the venture has commenced discussions with the lender to negotiate a further extension of the maturity. There can be no assurance that such an extension can be obtained. If the venture is unable to arrange a sale of the property or an additional extension of the mortgage loan, the lender could realize upon its security and take title to the property. This would result in the Partnership no longer having an ownership interest in such property and result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds. Upon sale or disposition of the property, the Partnership would likely proceed to terminate its affairs.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include $7,992,459 and $7,977,198 of revenues and $7,480,495 and $7,683,309 of operating expenses for the six months ended June 30, 1996 and 1995. The property had a net carrying value of $17,540,856 and $17,421,266 at June 30, 1996 and December 31, 1995.

     The East and West Towers of the Cedars-Sinai Medical Office Complex in Los Angeles, California are 96% and 93% occupied, respectively. In the remaining portion of 1996 and in 1997, expiration of tenant leases for the entire property will be approximately 7% and 11%, respectively. There can be no assurance that the expiring tenant space will be renewed. In addition, due to a competitive office market in which the property is located, it is possible that significant costs will be required to re-lease such space. The Partnership and its consolidated venture have currently budgeted in 1996 approximately $562,000 for tenant improvements and other capital expenditures. The Partnerships' share of such items is budgeted to be approximately $281,000. Such factors are expected to cause the property to operate at close to a break-even level for such years. In anticipation of such future costs, cash of approximately $1,700,000 is being reserved by the Cedars-Sinai venture rather than distributed to the Partnership or the venture partner.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 assuming that the Partnership continues as a going concern.






PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 2,595 Interests in the Partnership at $50 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 521 Interests being purchased by such unaffiliated third party pursuant to such offer. In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offer and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

     There is a possibility that the Partnership will wind up its affairs in 1996 and cease to continue as a going concern.

     After reviewing the remaining property and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining asset as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the property is sold or disposed of in the nearer term as discussed above), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in mortgage and other interest expense for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to an increased interest rate on the short-term loan extension related to Cedars-Sinai.

     The decrease in depreciation and venture partner's share of venture's operations for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to the Cedars-Sinai investment property being classified as held for sale or disposition and therefore not subject to continued depreciation. The venture partner's share is offset by the increase in mortgage and other interest expense as discussed above.

     The increase in general and administrative expense for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 is primarily due to the use of independent third parties to perform certain administrative services for the Partnership.






PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

Cedars-Sinai Medical
  Office Complex
  Los Angeles, California
    East Tower. . . . . . . .        95%       95%        98%       96%     95%      96%
    West Tower. . . . . . . .        96%       96%        94%       91%     91%      93%







PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            3-A.  The Prospectus of the Partnership dated August 17,
1979, as supplemented on October 17, 1979, December 10, 1979, December 28, 1979, January 28, 1980 and February 27, 1980, filed with the Commission pursuant to Rules 424(b), is incorporated herein by reference to Exhibit 3-A of the Partnership's Report on Form 10-K (File No. 0-9484) for December 31, 1992 dated March 19, 1993.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 9, 1996