Form 10-K405
period 1996-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP IX
filed 1997-03-28
CIK 310812

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
  ended December 31, 1996            Commission file number 0-9484



             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


      Illinois                            36-2875190
(State of organization)       (I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois     60611
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





                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   6

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   7

Item 4.      Submission of Matters to a Vote
             of Security Holders. . . . . . . . . . . . .   7


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters. . . . . . . . . . .   7

Item 6.      Selected Financial Data. . . . . . . . . . .   8

Item 7.      Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations. . . . . . . . . . . . . . . .  12

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  16

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  37


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  37

Item 11.     Executive Compensation . . . . . . . . . . .  40

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  41

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  42


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  42


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  44





                                   i




                                PART I


ITEM 1.  BUSINESS

     Unless otherwise indicated, all references herein to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investment are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's remaining real estate investment is located in the State of California and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials, or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2029. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of the remaining property as quickly as practicable and to wind up the affairs of the Partnership not later than 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:






                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)    TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------    ---------------------
1. Summit Creek
    Apartments
    DeKalb County,
    Georgia . . . . . .       360 units    5-24-79          8-6-82            fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnership)
2. Fox Fire
    Apartments
    Houston, Texas. . .       260 units    5-9-79           3-21-91           fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnership)
3. Windscape
    Apartments
    Dallas, Texas . . .      212 units     6-29-79          10-1-89           fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnership)
4. Beaver Mall
    Beaver Dam,
    Wisconsin . . . . .       252,000      7-20-79         4-29-91            fee ownership of land and
                               sq.ft.                                         improvements (through joint
                               g.l.a.                                         venture partnership)

5. Woodtrails
    Apartments
    San Antonio,
    Texas . . . . . . .       324 units    8-10-79          4-8-91            fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnership)
6. Cedars-Sinai
    Medical Office
    Complex
    Los Angeles,
    California. . . . .       331,000     12-27-79            20%             fee ownership of im-
                               sq.ft.                                         provements and ground
                               n.r.a.                                         leasehold interest
                                                                              in land (through joint
                                                                              venture partnership)
                                                                              (c)(d)(e)(f)





                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)    TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------    ---------------------

7. White Marsh Mall
    -Phase II
    Baltimore County,
    Maryland. . . . . .       100,000     12-26-79          1-31-93           fee ownership of land and
                               sq.ft.                                         improvements (through joint
                               g.l.a.                                         venture partnership)
8. Garden Place
    Apartments
    Mesa, Arizona . . .       286 units   12-12-79          7-31-91           fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnership)

9. Gateway Centre
    Office Building
    Dallas, Texas . . .       196,000     12-10-79         12-26-86           fee ownership of land and
                               sq.ft.                                         improvements (through joint
                               n.r.a.                                         venture partnership)

10. Sails Apartments
     Harris County,
     Texas. . . . . . .       324 units   10-18-79         11-26-84           fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnership)

11. Summit Ridge
     Apartments
     Charlotte,
     North Carolina . .       240 units   10-17-79          5-30-86           fee ownership of land and
                                                                              improvements
12. Cinnamon Ridge
     Apartments
     Atlanta, Georgia .       200 units   12-28-79         12-19-91           fee ownership of land and
                                                                              improvements
13. Frontier Mall
     Cheyenne, Wyoming.       232,000     12-16-80         10-31-93           fee ownership of land and
                               sq.ft.                                         improvements (through joint
                               g.l.a.                                         venture partnership)
14. Louisville
     Apartments
     Houston, Texas . .       365 units    2-28-80          1-26-90           fee ownership of land and
                                                                              improvements





                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)    TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------    ---------------------

15. Aspen Creek
     Office Building
     Casper, Wyoming. .        78,000      7-10-80         10-12-90           fee ownership of land and
                               sq.ft.                                         improvements
                               g.l.a.
16. Becker Village
     Mall
     Roanoke Rapids,
     North Carolina . .       300,000      8-22-80          6-19-87           fee ownership of improvements
                               sq.ft.                                         and ground leasehold interest
                               g.l.a.                                         in land (through joint venture
                                                                              partnership)
17. Woods at Lake
     Forest Apartments
     Charlotte,
     North Carolina . .       88 units     9-30-80          7-11-86           fee ownership of land and
                                                                              improvements

18. Berkshire Place
     Apartments
     Charlotte,
     North Carolina . .       240 units   12-30-80          9-21-90           fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnership)





---------------

     (a) The computation of this percentage for the property held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

     (b) Reference is made to the Notes and to Schedule III filed with this annual report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's real property investment.

     (c) Reference is made to the Notes for a description of the joint venture partnership through which the Partnership has made this real property investment.

     (d) Reference is made to the Notes for a description of the leasehold interest, under a ground lease, in the land on which this real property investment is situated.

     (e) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

     (f) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.



     The Partnership's remaining real property investment is subject to competition from similar types of properties in the vicinity in which it is located. Such competition is for new tenants as well as for the retention of existing tenants. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and of its investment property. Approximate occupancy levels for the property are set forth in the table in Item 2 below to which reference is made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, the investment property held at December 31, 1996 is adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment property, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment property is available on economic terms.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's remaining property as of December 31, 1996.

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

     The following is a listing of principal business or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1996 for the Partnership's remaining investment property owned during 1996:
                                                             1995                      1996
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
1. Cedars-Sinai Medical
     Office Complex
     Los Angeles, California
       East Tower . . . . . .  Medical               95%   95%    98%    96%   95%    96%   96%    96%
       West Tower . . . . . .  Medical               96%   96%    94%    91%   91%    93%   92%    92%

----------

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment property.





ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1996 and 1995.



                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 5,525 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the Investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distri-butions made to the Limited Partners. The mortgage loan secured by the Cedars-Sinai Medical Office Complex restricts the use by Wright-Carlyle of the cash flow from that property as more fully discussed in the Notes.





ITEM 6.  SELECTED FINANCIAL DATA

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                          YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                1996          1995          1994         1993          1992
                           ------------  ------------   -----------  ------------  ------------
Total income. . . . . . .  $ 15,260,985    15,358,766    15,051,049    16,299,948    22,332,130
                           ============  ============   ===========  ============  ============

Operating earnings
 (loss) . . . . . . . . .  $    727,102       108,504       233,173       868,554     1,893,633
Partnership's share
 of operations of uncon-
 solidated venture. . . .         --            --            --          200,421       157,431
Venture partners' share
 of ventures' operations.      (445,776)       (6,799)     (137,731)     (272,175)     (858,639)
                           ------------  ------------   -----------  ------------  ------------
Net operating earnings
 (loss) . . . . . . . . .       281,326       101,705        95,442       796,800     1,192,425
Gain on sale or dis-
 position of investment
 properties, net of
 venture partners' share.         --            --            --        9,556,048     2,234,207
                           ------------  ------------   -----------  ------------  ------------
Net earnings (loss) . . .  $    281,326       101,705        95,442    10,352,848     3,426,632
                           ============  ============   ===========  ============  ============
Net earnings per
 Interest (b):
   Net operating
    earnings (loss) . . .  $       4.91          1.78          1.67         13.91         20.81
   Gain on sale or
    disposition of
    investment
    properties, net
    of venture
    partners' share . . .         --            --            --           171.99         40.21
                           ------------  ------------   -----------  ------------  ------------
                           $       4.91          1.78          1.67        185.90         61.02
                           ============  ============   ===========  ============  ============




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                    YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992 - CONTINUED


                                1996          1995          1994         1993          1992
                           ------------  ------------   -----------  ------------  ------------

Total assets. . . . . . .  $ 57,611,184    57,579,352    58,606,658    66,722,753    83,255,136
Long-term debt. . . . . .  $      --            --       82,670,202    83,483,761    96,602,945
Cash distributions per
 Interest (c) . . . . . .  $      --            --            95.00        225.00         61.00
                           ============  ============   ===========  ============  ============


 (a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

 (b) The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period (55,005).

 (c) Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (or loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners from the inception of the Partnership through December 31, 1996 have not resulted in taxable income to such Limited
Partners and have therefore represented a return of capital.






SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996



Property
--------

Cedars-Sinai
Medical Office
Complex            a)   The net rentable area ("NRA") occupancy
                        rate and average base rent per square foot,
                        as of December 31 for each of the last
                        five years were as follows:

                                                    NRA             Avg. Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ------------------

                               1992 . . . . .       94%                $43.11
                               1993 . . . . .       94%                 40.63
                               1994 . . . . .       95%                 38.60
                               1995 . . . . .       94%                 40.70
                               1996 . . . . .       95%                 39.37

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

                                                                Base Rent  Scheduled Lease Lease
                   b)     Significant Tenants      Square Feet  Per Annum  Expiration Date Renewal Option(s)
                          -------------------      -----------  ---------  --------------- -----------------
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




                   c)     The following table sets forth certain
                          information with respect to the expiration of leases for the next ten years at the Cedars-Sinai Medical Office Complex:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 1996
                          Year Ending      Expiring         NRA of Expiring of Expiring       Base Rent
                          December 31,     Leases           Leases (1)      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------

                          1997             30                 54,081        2,228,663          18%
                          1998             31                 60,211        2,406,724          19%
                          1999             41                106,929        4,121,907          33%
                          2000             15                 40,396        1,590,167          13%
                          2001              7                 12,177          492,257           4%
                          2002              5                 14,678          601,681           5%
                          2003              2                  9,555          385,930           3%
                          2004              1                  8,131          284,679           2%
                          2005              0                  --               --              0%
                          2006              1                    851           36,051           0%

                   (1) Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of January 2, 1997.





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Due to the factors set forth below there is a substantial likelihood that the Partnership will wind up its affairs in 1997 and cease to continue as a going concern. However, there can be no assurance that this will occur.

     As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $49,700,000 (after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     During 1996 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.7% of the Interests in the Partnership at amounts ranging from $50 to $70 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. Such offers expired. As of the date of this report, the Partnership is aware that 739.22 Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     In March 1997 some of the Limited Partners received an unsolicited tender offer to purchase up to 2.3% of the Interests at $110 per interest. The Special Committee advised the Limited Partners to accept this offer. The offer expired March 11. The Partnership is currently unaware of the number of Interests, if any, purchased pursuant to such offer.

     At December 31, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $4,246,000. Such funds are available for distributions to partners and for working capital requirements including the Partnership's share of capital improvements at the Cedars-Sinai Medical Office Complex, the Partnership's remaining investment property. The Partnership and its consolidated venture have currently budgeted in 1997 approximately $317,400 for tenant improvements and other capital expenditures. The Partnerships' share of such items is budgeted to be approximately $158,700. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The sources of capital for such items and for short-term liquidity is the Partnership's current working capital. Long-term future liquidity and distributions are expected to be from the sale of the Partnership's investment property. As discussed below, the Partnership does not consider the operations of the Cedars-Sinai office building (the last property owned by the Partnership) to be a significant source of short-term liquidity.






     CEDARS-SINAI MEDICAL OFFICE COMPLEX

     In December 1995, the venture obtained a non-binding letter of intent to sell the Cedars-Sinai office building to an unaffiliated prospective buyer. The agreement was subject to certain conditions including the waiver by the Partnership's unaffiliated venture partner of its right of first opportunity to acquire the Partnership's interest in the Cedars-Sinai office building (per the venture agreement of Wright-Carlyle Partners ("Wright-Carlyle")). In January, 1996, the Partnership gave notice to its venture partner of the letter of intent with the unaffiliated third party. That notice triggered a 30-day election period whereby the venture partner had the right to exercise or waive its right of first opportunity.
Pursuant to the venture agreement, if the venture partner elects to exercise its right of first opportunity, the venture partner would then have 120 days after making such election to close such sale. The purchase price of the Partnership's interest would be such as would produce for the Partnership the same consideration as the sale to the unaffiliated third party. If the venture partner fails to close such a sale in the 120 days, the right of first opportunity will be permanently lost. In February, 1996 the venture partner gave notice to the Partnership by which it purported to exercise its right of first opportunity subject to certain terms and conditions. The Partnership believes that the venture partner does not have the right to attach any conditions to the exercise of such right. The Partnership continues to engage in dispute with the venture partner regarding this issue and continues to consider its alternatives, including legal recourse. During the foregoing dispute, the unaffiliated third party determined that it was no longer interested in purchasing the property.
The Partnership has therefore expanded the marketing effort to other prospective purchasers.

     In November 1996, the joint venture obtained a non-binding letter of intent to sell the property to a different unaffiliated third party.
Though the Partnership gave notice to its venture partner relative to its right of first opportunity at that time, the subsequent nature of the negotiations with the prospective third-party buyer and the ongoing disputes with the venture partner concerning the mechanics of giving such notice led the Partnership to determine that it would give a further 30-day election period to the venture partner. The Partnership delivered such notice on March 20, 1997, after entering into a binding purchase agreement (subject only to the venture partner's right of first opportunity) with such third party. A sale of the property for the proposed terms would result in a gain for financial reporting and Federal income tax purposes. However, there can be no assurance that the sale, either with the third party or with the venture partner pursuant to the right of first opportunity, will be consummated on the terms of the current agreement or on any other terms.

  In January 1996, the venture obtained a short-term extension of the mortgage loan's maturity, originally scheduled to mature on January 14, 1996, to September 30, 1996. The interest rate of the extended loan was adjusted from 9.11% to 10% per annum and the monthly payments of approximately $725,000 were based on a 360 month amortization with the remaining principal balance due at maturity. Subsequently, the venture reached an agreement to further extend the loan to September 1997, with monthly payments of interest only of approximately $725,000 at an interest rate of 10.569% per annum. Under the terms of the loan extension agreement the venture is required to submit a list of all operating and capital expenditures to the Lender for approval. Any operating expenses, lease commissions, tenant improvements and other leasing costs on the submitted list will be deemed approved upon the Lender's receipt of the list. Other capital expenditures over $100,000 require the lender's written approval. Under the loan extension agreement the venture is also required to remit to the lender any net operating income (as defined) on a quarterly basis to be applied against the outstanding principal balance of the loan. As of December 31, 1996, no such amounts have been remitted to the Lender. Additionally, Wright-Carlyle and the lender entered into an option agreement providing the venture the option to purchase the lender's ownership interest in the land underlying the development subject to certain conditions. The option agreement expires in October 1997. There can be no assurances that the venture will exercise such option.

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

     In such regard, the Partnership had classified the Cedars-Sinai investment property as held for sale or disposition as of January 1, 1996 and the property was not subject to continued depreciation.

     The East and West Towers of the Cedars-Sinai Medical Office Complex in Los Angeles, California are 96% and 92% occupied, respectively. In 1997 and 1998, expiration of tenant leases for the entire property will be approximately 19% for each year. There can be no assurance that the expiring tenant space will be renewed. In addition, due to the competitive office market in which the property is located, it is possible that significant costs will be required to re-lease such space. Such factors are expected to cause the property to operate at close to a break-even level for such years. In anticipation of such future costs and as is stipulated in the agreement with the lender discussed above, cash of approximately $1,000,000 is being reserved by the Wright-Carlyle venture rather than distributed to the Partnership or the venture partner.


GENERAL

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership is currently expected to operate at approximately break-even cash flow in the aggregate, in the near term, due to the large number of lease expirations at the Cedars-Sinai Medical Office Complex, as described above. As a result, the Partnership is no longer making operating distributions. By conserving working capital, the Partnership will be in a better position to meet its future needs since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. As previously reported, due to these factors, the Partnership has held certain of the properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining property and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining asset as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1997 (sooner if the property is sold or disposed of in the nearer term), barring unforeseen economic developments. However, there can be no assurance that this will occur.

RESULTS OF OPERATIONS

     The increase in interest, rents and other receivables and unearned rents at December 31, 1996 as compared to December 31, 1995 is primarily due to the timing of receipt of rental income at the Cedars-Sinai Medical Office Complex.





     The increase in accrued interest at December 31, 1996 as compared to December 31, 1995 and related increase in mortgage and other interest expense for the year ended December 31, 1996 as compared to the years ended December 31, 1995 and 1994 is primarily due to the increased interest rates on the short-term extensions related to the Cedars-Sinai mortgage loan as discussed above.

     The decrease in depreciation and venture partner's share of venture's operations for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the Cedars-Sinai investment property being classified as assets held for sale or disposition as of January 1, 1996, and therefore not subject to continued depreciation. The decrease in venture partner's share of operations is partially offset by the increase in mortgage and other interest expense as discussed above. The increase in depreciation for the year ended December 31, 1995 as compared to December 31, 1994 is primarily due to the capitalization and corresponding depreciation of tenant improvements in 1994 and 1995.

     The increase in property operating expenses for the years ended December 31, 1996 and 1995 as compared to December 31, 1994 is primarily due to an increase in the land rental participation expense in 1995.

     The increase in professional services for the year ended December 31, 1996 as compared to December 31, 1995 and 1994 is primarily due to an increase in legal fees related to the dispute between the Partnership and its venture partner regarding the venture partner's right of first opportunity to purchase the Partnership's interest in the Cedars-Sinai investment property as discussed above.

     The decrease in amortization of deferred expenses for the year ended December 31, 1996 as compared to December 31, 1995 and 1994 is primarily due to a portion of the deferred expenses being fully amortized in 1995.

     The increase in general and administrative expense for the year ended December 31, 1996 as compared to December 31, 1995 is primarily due to the use of independent third parties to perform certain administrative services for the Partnership.


INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1997. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's remaining property have escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes. Therefore, there should be little effect from inflation on operating earnings if the property remains substantially occupied.






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                        (A LIMITED PARTNERSHIP)

                       AND CONSOLIDATED VENTURE

                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Operations, years ended
  December 31, 1996, 1995 and 1994

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994

Notes to Consolidated Financial Statements

                                                        SCHEDULE
                                                        --------

     Consolidated Real Estate and Accumulated Depreciation. . .III



SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.









                     INDEPENDENT AUDITORS' REPORT

The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership-IX (a limited partnership) and consolidated venture as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership-IX and consolidated venture at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.
Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in the Notes of the consolidated financial statements, the Partnership has consummated an agreement to sell its remaining investment property. In addition, the mortgage loan matures September 30, 1997. This may result in the Partnership no longer having an ownership interest in the property. These circumstances raise substantial doubt about the Partnership's ability to retain its ownership in the property and continue as a going concern. The General Partners' plans in regard to this matter are described in the Notes. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.






                                 KPMG PEAT MARWICK LLP

Chicago, Illinois
March 21, 1997




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1996 AND 1995

                                                   ASSETS
                                                   ------
                                                                            1996              1995
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  4,245,747        4,313,536
  Interest, rents and other receivables . . . . . . . . . . . . . . .        177,103          101,935
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         34,840           44,243
                                                                        ------------      -----------

          Total current assets. . . . . . . . . . . . . . . . . . . .      4,457,690        4,459,714
                                                                        ------------      -----------

Investment property, at cost - Schedule III:
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .          --          34,595,424

  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .          --          17,174,158
                                                                        ------------      -----------

          Total investment property, net of accumulated depreciation.          --          17,421,266

  Property held for sale or disposition . . . . . . . . . . . . . . .     17,829,426            --
                                                                        ------------      -----------
          Total investment property . . . . . . . . . . . . . . . . .     17,829,426            --
                                                                        ------------      -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      1,698,705        1,621,817
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .     33,479,266       33,925,042
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .        146,097          151,513
                                                                        ------------      -----------

                                                                        $ 57,611,184       57,579,352
                                                                        ============      ===========




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1996              1995
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $ 82,298,021       82,670,202
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        546,678          543,989
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .        122,058           86,725
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .        483,244          418,403
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .     83,450,001       83,719,319

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .        553,634          533,810
                                                                        ------------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     84,003,635       84,253,129

Partners' capital accounts (deficits):
  General partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
     Cumulative net losses. . . . . . . . . . . . . . . . . . . . . .     (2,241,412)      (2,252,665)
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .       (897,441)        (897,441)
                                                                        ------------      -----------
                                                                          (3,137,853)      (3,149,106)
                                                                        ------------      -----------
  Limited partners (55,005 interests):
     Capital contributions, net of offering costs . . . . . . . . . .     49,689,766       49,689,766
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .      9,310,607        9,040,534
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (82,254,971)     (82,254,971)
                                                                        ------------      -----------
                                                                         (23,254,598)     (23,524,671)
                                                                        ------------      -----------
          Total partners' capital accounts (deficits) . . . . . . . .    (26,392,451)     (26,673,777)
                                                                        ------------      -----------
                                                                        $ 57,611,184       57,579,352
                                                                        ============      ===========



                        See accompanying notes to consolidated financial statements.




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $ 15,051,119       15,063,181      14,818,895
  Interest income . . . . . . . . . . . . . . . . .         209,866          253,538         232,154
  Other income. . . . . . . . . . . . . . . . . . .           --              42,047           --
                                                       ------------     ------------    ------------
                                                         15,260,985       15,358,766      15,051,049
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       8,364,973        7,567,840       7,644,620
  Depreciation. . . . . . . . . . . . . . . . . . .           --           1,376,780       1,095,808
  Property operating expenses . . . . . . . . . . .       5,613,727        5,657,897       5,298,982
  Professional services . . . . . . . . . . . . . .         139,343           33,842         102,283
  Amortization of deferred expenses . . . . . . . .         270,920          552,725         575,571
  General and administrative. . . . . . . . . . . .         144,920           61,178         100,612
                                                       ------------     ------------    ------------
                                                         14,533,883       15,250,262      14,817,876
                                                       ------------     ------------    ------------
          Operating earnings (loss) . . . . . . . .         727,102          108,504         233,173

Venture partner's share of venture's
  operations. . . . . . . . . . . . . . . . . . . .        (445,776)          (6,799)       (137,731)
                                                       ------------     ------------    ------------
        Net earnings (loss) . . . . . . . . . . . .    $    281,326          101,705          95,442
                                                       ============     ============    ============

        Net earnings (loss) per limited
          partnership interest:
            Net operating earnings (loss) . . . . .    $       4.91             1.78            1.67
                                                       ------------     ------------    ------------
        Net earnings (loss) . . . . . . . . . . . .    $       4.91             1.78            1.67
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




                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                 GENERAL PARTNERS                             LIMITED PARTNERS (55,005 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                  CONTRI-
                                                                  BUTIONS
                         NET                                      NET OF        NET
              CONTRI-  EARNINGS       CASH                       OFFERING    EARNINGS      CASH
              BUTIONS   (LOSS)    DISTRIBUTIONS      TOTAL        COSTS       (LOSS)   DISTRIBUTIONS     TOTAL
              ------- ----------  -------------   -----------  -----------  ---------- ------------- ------------
Balance
 (deficit)
 December 31,
 1993 . . . . .$1,000 (2,260,551)     (865,181)   (3,124,732)   49,689,766   8,851,273  (77,029,496) (18,488,457)

Net earnings
 (loss) . . . . --         3,818          --           3,818        --          91,624        --          91,624
Cash distribu-
 tions ($95.00
 per limited
 partnership
 interest). . . --         --          (32,260)      (32,260)       --           --      (5,225,475)  (5,225,475)
              ------  ----------      --------    ----------    ----------   ---------  -----------  -----------
Balance
 (deficit)
 December 31,
 1994 . . . . .1,000  (2,256,733)     (897,441)   (3,153,174)   49,689,766   8,942,897  (82,254,971) (23,622,308)

Net earnings
 (loss) . . . .  --        4,068          --           4,068        --          97,637        --          97,637
Cash distribu-
 tions. . . . .  --        --             --           --           --           --           --           --
              ------  ----------      --------    ----------    ----------   ---------  -----------  -----------
Balance
 (deficit)
 December 31,
 1995 . . . . .1,000  (2,252,665)     (897,441)   (3,149,106)   49,689,766   9,040,534  (82,254,971) (23,524,671)





                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                             LIMITED PARTNERS (55,005 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                  CONTRI-
                                                                  BUTIONS
                         NET                                      NET OF        NET
              CONTRI-  EARNINGS       CASH                       OFFERING    EARNINGS      CASH
              BUTIONS   (LOSS)    DISTRIBUTIONS      TOTAL        COSTS       (LOSS)   DISTRIBUTIONS     TOTAL
              ------- ----------  -------------   -----------  -----------  ---------- ------------- ------------

Net earnings
 (loss) . . . .  --       11,253         --           11,253        --         270,073         --        270,073
Cash distribu-
 tions. . . . .  --        --            --            --           --           --           --           --
              ------  ----------      --------    ----------    ----------   ---------  -----------  -----------
Balance
 (deficit)
 December 31,
 1996 . . . . .$1,000 (2,241,412)     (897,441)   (3,137,853)   49,689,766   9,310,607  (82,254,971) (23,254,598)
              ======  ==========      ========    ==========    ==========   =========  ===========  ===========





















                          See accompanying notes to consolidated financial statements.




                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                            1996            1995             1994
                                                        -----------      -----------     -----------
Cash flow from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $   281,326          101,705          95,442
  Items not requiring (providing) cash:
    Depreciation. . . . . . . . . . . . . . . . . .           --           1,376,780       1,095,808
    Amortization of deferred expenses . . . . . . .         270,920          552,725         575,571
    Venture partner's share of venture's
      operations. . . . . . . . . . . . . . . . . .         445,776            6,799         137,731
  Change in:
    Interest, rents and other receivables . . . . .         (75,168)         116,208          92,299
    Prepaid expenses. . . . . . . . . . . . . . . .           9,403           (1,658)            241
    Accrued rents receivable. . . . . . . . . . . .           5,416         (151,513)          --
    Accounts payable. . . . . . . . . . . . . . . .           2,689         (270,455)        256,631
    Unearned rents. . . . . . . . . . . . . . . . .          35,333           18,267        (198,460)
    Accrued interest payable. . . . . . . . . . . .          64,841           (4,118)          2,080
    Tenant security deposits. . . . . . . . . . . .          19,824          (59,146)         42,993
                                                        -----------      -----------     -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . .       1,060,360        1,685,594       2,100,336
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities of short-term
    investments . . . . . . . . . . . . . . . . . .           --               --         10,515,661
  Additions to investment property. . . . . . . . .        (408,160)        (887,597)     (2,009,308)
  Payment of property disposition fees. . . . . . .           --               --         (2,314,071)
  Payment of deferred expenses. . . . . . . . . . .        (347,808)        (162,537)       (433,584)
                                                        -----------      -----------     -----------
        Net cash provided by (used in)
          investing activities. . . . . . . . . . .        (755,968)      (1,050,134)      5,758,698
                                                        -----------      -----------     -----------





                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1996            1995             1994
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .        (372,181)        (813,559)       (742,975)
  Distributions to limited partners . . . . . . . .           --               --         (5,225,475)
  Distributions to general partners . . . . . . . .           --               --            (32,260)
                                                        -----------      -----------     -----------
        Net cash provided by (used in)
          financing activities. . . . . . . . . . .        (372,181)        (813,559)     (6,000,710)
                                                        -----------      -----------     -----------
        Net increase (decrease) in cash
          and cash equivalents. . . . . . . . . . .         (67,789)        (178,099)      1,858,324
        Cash and cash equivalents at
          beginning of year . . . . . . . . . . . .       4,313,536        4,491,635       2,633,311
                                                        -----------      -----------     -----------
        Cash and cash equivalents at
          end of year . . . . . . . . . . . . . . .     $ 4,245,747        4,313,536       4,491,635
                                                        ===========      ===========     ===========
Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
    other interest. . . . . . . . . . . . . . . . .     $ 8,300,132        7,571,958       7,642,540
                                                        ===========      ===========     ===========
  Non-cash retirements of fully
    depreciated fixed assets. . . . . . . . . . . .     $   443,690          853,873         311,477
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




             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995 AND 1994



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds through a joint venture an equity investment in commercial real estate in the State of California. Business activities consist of rentals to a variety of tenants, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment and wind up its affairs not later than December 31, 1997. However, there can be no assurance that this will occur.

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture, Wright-Carlyle Partners ("Wright-Carlyle") in which the Partnership has certain preferential claims and rights as discussed below. The effect of all transactions between the Partnership and the consolidated venture has been eliminated.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:





                                                   1996                              1995
                                                  -------------------------------------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS      (UNAUDITED)
                                      ------------      -----------      ------------     ----------
Total assets. . . . . . . . . . . .   $ 57,611,184        8,070,997       57,579,352       8,183,991
Partners' capital accounts
  (deficit):
  General partners. . . . . . . . .     (3,137,853)      (2,176,031)      (3,149,106)     (2,364,834)
  Limited partners. . . . . . . . .    (23,254,598)     (20,769,197)     (23,524,671)    (20,456,948)
Net earnings (loss):
  General partners .. . . . . . . .         11,253          188,803            4,068         204,072
  Limited partners. . . . . . . . .        270,073         (312,250)          97,637           1,500
Net earnings (loss)
 per limited partner-
 ship interest. . . . . . . . . . .           4.91            (5.68)            1.78             .03
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partner-ship distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($3,951,589 and $4,049,918 at December 31, 1996 and 1995, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities at one year or less) reflected as short-term investments being held to maturity.

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

     Certain amounts in the 1995 and 1994 Consolidated Financial Statements have been reclassified to conform with the 1996 presentation.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.

     The Partnership has acquired, either directly or through joint ventures, eleven apartment complexes, four shopping centers, one medical office complex and two office buildings. Seventeen properties have been sold or disposed of by the Partnership. The remaining property owned as of December 31, 1996 was operating. The cost of the investment properties represents the total cost to the Partnership and its ventures plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

      Buildings and improvements (new)--
        200% or 150% declining-balance or
        straight-line . . . . . . . . . . . . . . . 5-40 years

      Buildings and improvements (used)--
        125% declining-balance or
        straight-line . . . . . . . . . . . . . . . 5-50 years
                                                    ==========




     The investment property is pledged as security for the debt, for which there is no recourse to the Partnership.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any effect on the Partnership's liquidity.

INVESTMENT PROPERTY

     WRIGHT-CARLYLE

     The Partnership at December 31, 1996 is a party to one operating joint venture agreement. Pursuant to such agreement, the Partnership made an initial capital contribution of approximately $9,334,000 (before legal and other acquisition costs). Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the venture.

     The Partnership acquired, through the above venture, a medical office complex in Los Angeles, California in which it still has an ownership interest. The venture property was refinanced under a long-term debt arrangement which was originally scheduled to mature in January 1996. In January 1996, the venture obtained a short-term extension. The interest rate of the extended loan was adjusted from 9.11% to 10% per annum and the monthly payments of approximately $725,000 were based on a 360 month amortization with the remaining principal balance due at maturity. Subsequently, the venture reached an agreement to further extend the loan to September 1997, with monthly payments of interest only of approximately $725,000 at an interest rate of 10.569% per annum. Under the terms of the loan extension agreement, the venture is required to submit a list of all operating and capital expenditures to the Lender for approval. Any operating expenses, lease commissions, tenant improvements and other leasing costs on the submitted list will be deemed approved upon the Lender's receipt of the list. Other capital expenditures over $100,000 require the lender's written approval. Under the loan extension agreement the venture is also required to remit to the lender any net operating income (as defined) on a quarterly basis to be applied against the outstanding principal balance of the loan. As of December 31, 1996, no such amounts have been remitted to the Lender. Additionally, Wright-Carlyle and the lender entered into an option agreement providing the venture the option to purchase the lender's ownership interest in the land underlying the development subject to certain conditions. The option agreement expires in October 1997. There can be no assurances that the venture will exercise such option.




     In December 1995, the venture obtained a non-binding letter of intent to sell the Cedars-Sinai office building to an unaffiliated prospective buyer. The agreement was subject to certain conditions including the waiver by the Partnership's unaffiliated venture partner of its right of first opportunity to acquire the Partnership's interest in the Cedars-Sinai office building (per the venture agreement). In January, 1996, the Partnership gave notice to its venture partner of the letter of intent with the unaffiliated third party. That notice triggered a 30-day election period whereby the venture partner had the right to exercise or waive its right of first opportunity. Pursuant to the venture agreement, if the venture partner elects to exercise its right of first opportunity, the venture partner would then have 120 days after making such election to close such sale. The purchase price of the Partnership's interest would be such as would produce for the Partnership the same consideration as the sale to the unaffiliated third party. If the venture partner fails to close such a sale in the 120 days, the right of first opportunity will be permanently lost. In February, 1996 the venture partner gave notice to the Partnership by which it purported to exercise its right of first opportunity subject to certain terms and conditions. The Partnership believes that the venture partner does not have the right to attach any conditions to the exercise of such right. The Partnership continues to engage in dispute with the venture partner regarding this issue and continues to consider its alternatives, including legal recourse. During the foregoing dispute, the unaffiliated third party determined that it was no longer interested in purchasing the property. The Partnership had therefore expanded the marketing effort to other prospective purchasers.

     In November 1996, the joint venture obtained a non-binding letter of intent to sell the property to a different unaffiliated third party.
Though the Partnership gave notice to its venture partner relative to its right of first opportunity at that time, the subsequent nature of the negotiations with the prospective third-party buyer and the ongoing disputes with the venture partner concerning the mechanics of giving such notice led the Partnership to determine that it would give a further 30-day election period to the venture partner. The Partnership delivered such notice on March 20, 1997, after entering into a binding purchase agreement (subject only to the venture partner's right of first opportunity) with such third party. A sale of the property for the proposed terms would result in a gain for financial reporting and Federal income tax purposes in 1997. However, there can be no assurance that the sale, either with the third party or with the venture partner pursuant to the right of first opportunity, will be consummated on the terms of the agreement or on any other terms.

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

     As the Partnership had committed to a plan to sell the property, the Property was classified as held for sale or disposition as of January 1, 1996, and therefore, was not subject to continued depreciation. The results of operations of the property included in the accompanying consolidated financial statements was income of $445,776, $6,799 and $137,731 for the years ended December 31, 1996, 1995 and 1994, respectively.





     The Partnership has a cumulative preferred interest of $675,000 per annum in net cash receipts from the property. After the Partnership receives its preferential return, the venture partner is entitled to a non-cumulative return of $675,000 per annum; additional net cash receipts are generally shared in a ratio relating to the various ownership interests of 50% to the Partnership and 50% to its venture partner. The Partnership also has a preferred position (related to the Partnership's cash investment in the venture) with respect to distribution of sale and refinancing proceeds from the venture. The Partnership did not receive its preferred return in 1996. As a result, such deficiencies will increase prior years' cumulative preferred return to $4,050,000 at December 31, 1996 and become an addition to the Partnership's preferred position in relation to the distribution of sale and refinancing proceeds by the venture as discussed above.

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

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996 and
1995:
                                            1996            1995
                                        -----------     -----------
9.11% first mortgage note; secured
 by the Cedars-Sinai medical office
 complex in Los Angeles, California;
 payable in monthly installments of
 principal and interest of $698,793
 until January 14, 1996 when the
 remaining balance of approximately
 $82,599,000 was payable; extended to
 September 30, 1996 payable in monthly
 installments of principal and
 interest (10% per annum) of
 $724,865 when remaining balance
 of approximately $82,298,000 was
 payable; extended to September 30,
 1997 payable in monthly installments
 of interest only (10.569% per annum) of
 $724,865 when remaining balance of
 approximately $82,298,000 is due       $82,298,021      82,670,202
                                        -----------      ----------
        Total debt. . . . . . . .        82,298,021      82,670,202
        Less current portion of
          long-term debt. . . . .        82,298,021      82,670,202
                                        -----------      ----------
          Total long-term debt. .       $     --              --
                                        ===========      ==========





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

     The Partnership Agreement provides that the General Partners shall receive, as a distribution from the sale of a real property by the Partnership, 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the third calendar quarter of 1980. With the distribution of sale proceeds made in February 1994, the Limited Partners have received their aggregate initial capital investment in its entirety and have also received cumulative cash distributions equal to a 6% return on their average capital investment. Therefore, on February 28, 1994, the General Partners received their deferred disposition fees aggregating $2,314,071 and are entitled to receive the above noted 3% of the selling price plus 15% of any remaining sale or refinancing proceeds; the Limited Partners shall receive 85% of any such remaining sale or refinancing proceeds.

     Allocations among the Partners in the accompanying GAAP basis financial statements have been made in accordance with the provisions of the Partnership Agreement. The allocation percentages may differ from year to year based on future events. Differences may therefore result between allocations among the Partners on the GAAP basis and the tax basis. Such differences would have no effect on total assets, total Partners' capital or net earnings (loss).







LEASES - AS PROPERTY LESSOR

     At December 31, 1996, the Partnership's and its consolidated venture's principal asset is the Cedars-Sinai Medical Office Complex. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over its estimated useful life. Leases range in original terms from one to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs.

     Approximate minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the currently held operating leases at the Cedars-Sinai Medical Office Complex, are as follows:

             1997 . . . . . . . . . . . . . . .  $10,957,000
             1998 . . . . . . . . . . . . . . .    9,031,000
             1999 . . . . . . . . . . . . . . .    5,610,000
             2000 . . . . . . . . . . . . . . .    2,541,000
             2001 . . . . . . . . . . . . . . .    1,711,000
             Thereafter . . . . . . . . . . . .    1,748,000
                                                 -----------
                Total . . . . . . . . . . . . .  $31,598,000
                                                 ===========

     LEASES - AS PROPERTY LESSEE

     The following lease agreement has been determined to be an operating lease.

     The Wright-Carlyle Venture owns a net leasehold interest which expires December 19, 2038 in the land underlying the Los Angeles, California medical office complex, subject to a 15-year extension. Such land is owned by the first mortgage lender. The lease provides for annual base rent of $414,375 plus a participation based on the annual cash flow of the property. Participation rent for 1996, 1995 and 1994 aggregated $978,000, $880,742 and $669,749, respectively.

     In 1996, the lease was amended. Effective October 1, 1996, the amendment provides for base rent payable in monthly installments of $34,531 through September 30, 1997, a one-time payment of $932,344 on October 1, 1997 and commencing on November 1, 1997 for the remainder of the term, monthly installments of $103,594.

     Additionally, the venture and the lender entered into an option agreement providing the venture the option to purchase the lender's ownership interest in the land subject to certain conditions. The option agreement expires in October 1997. However, there can be no assurances that the venture will exercise such option.

     Future minimum rental commitments under the remaining lease is as follows:

             1997 . . . . . . . . . . . . . . .  $ 1,450,311
             1998 . . . . . . . . . . . . . . .    1,243,125
             1999 . . . . . . . . . . . . . . .    1,243,125
             2000 . . . . . . . . . . . . . . .    1,243,125
             2001 . . . . . . . . . . . . . . .    1,243,125
             Thereafter . . . . . . . . . . . .   45,995,625
                                                 -----------
               Total. . . . . . . . . . . . . .  $52,418,436
                                                 ===========





TRANSACTIONS WITH AFFILIATES

     The Partnership reimbursed the General Partners and their affiliates for $7,565 of out-of-pocket expenses in 1994. There were no fees, commissions or other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1996 and for the years ended December 31, 1996 and 1995. On February 28, 1994, the Partnership paid previously deferred disposition fees aggregating
$2,314,071 to the General Partners.










                                                                                          SCHEDULE III
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1996



                                                         COSTS
                                                      CAPITALIZED           GROSS AMOUNT AT WHICH CARRIED
                                INITIAL COST TO       SUBSEQUENT               AT CLOSE OF PERIOD (B)
                                PARTNERSHIP (A)      TO ACQUISITION  --------------------------------------
                           ------------------------- --------------
                             LAND AND    BUILDINGS       LAND          LAND AND     BUILDINGS
                             LEASEHOLD     AND       BUILDINGS AND     LEASEHOLD       AND
               ENCUMBRANCE   INTERESTS  IMPROVEMENTS IMPROVEMENTS      INTERESTS   IMPROVEMENTS   TOTAL (D)
               -----------  ----------- ---------------------------    ----------  ------------ -----------

MEDICAL OFFICE
COMPLEX:
 Los Angeles,
 California .  $82,298,021        --      30,237,391      4,322,503          --      34,559,894  34,559,894
               -----------    ---------   ----------      ---------       -------    ----------  ----------

     Total. .  $82,298,021        --      30,237,391      4,322,503          --      34,559,894  34,559,894
               ===========    =========   ==========      =========       =======    ==========  ==========






                                                                                          SCHEDULE III
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                  IN LATEST
                                                                                 STATEMENT OF       1996
                                   ACCUMULATED           DATE OF      DATE        OPERATIONS    REAL ESTATE
                                  DEPRECIATION(E)     CONSTRUCTION  ACQUIRED     IS COMPUTED       TAXES
                                 ----------------     ------------ ----------  ---------------  -----------
MEDICAL OFFICE
COMPLEX:
 Los Angeles,
 California . . . . . . . . . . . .   $16,730,468       1979/1980    12/27/79       5-50 years      544,948
                                      -----------                                                   -------
    Total . . . . . . . . . . . . .   $16,730,468                                                   544,948
                                      ===========                                                   =======



Notes:
     (A)   The cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to the acquisition which were contemplated at the time the property was acquired.
     (B)   The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes is approximately $35,044,000.
     (C)   Property operates under ground lease.
     (D)   Reconciliation of real estate carrying costs:






                                                                                          SCHEDULE III
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                                             1996            1995              1994
                                                         ------------    ------------     ------------
           Balance at beginning of period . . . . . .    $ 34,595,424      34,561,700       32,863,869
           Additions during period. . . . . . . . . .         408,160         887,597        2,009,308
           Reductions during period . . . . . . . . .        (443,690)       (853,873)        (311,477)
                                                         ------------    ------------     ------------
           Balance at end of period . . . . . . . . .    $ 34,559,894      34,595,424       34,561,700
                                                         ============    ============     ============

     (E)   Reconciliation of accumulated depreciation:

           Balance at beginning of period . . . . . .    $ 17,174,158      16,651,251       15,866,920
           Provision for current period . . . . . . .           --          1,376,780        1,095,808
           Reductions during period . . . . . . . . .        (443,690)       (853,873)        (311,477)
                                                         ------------    ------------     ------------

           Balance at end of period . . . . . . . . .    $ 16,730,468      17,174,158       16,651,251
                                                         ============    ============     ============





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1996 and 1995.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors and members of their families and affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

    JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of most of the foregoing Partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.





     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December 1972.

     John G. Schreiber (age 50) has been associated with JMB since December 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also a director of USC, Inc., as well as a director for a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March 1982.

He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March 1973. He is a Certified Public Accountant.





ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1996, 1995 and 1994, the General Partners received distributions of $0, $0 and $32,260, respectively. No management fees were earned by the Corporate General Partner in 1996, 1995 or 1994.

     As of December 31, 1996, the Corporate General Partner has earned and received disposition fees of $2,314,071 in connection with the sales of investment properties. The Partnership Agreement provides that the payment to such an affiliate of any commission on any sale of real property by the Partnership shall be deferred if and to the extent that the Limited Partners have not yet received cash distributions of sale or refinancing proceeds in an amount equal to their aggregate initial capital investment in the Partnership and have not received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the third calendar quarter of 1980. Effective with the February 1994 sale distribution, the Limited Partners received such cumulative cash distributions which entitles the General Partners to participate in the distributions of sale or refinancing proceeds. Additionally, the disposition fees mentioned above were paid to the General Partners in February 1994. Reference is made to the Notes.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner of the Partnership, is entitled to receive insurance brokerage commissions in connection with providing insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved. No such fees were received by the Corporate General Partner in 1996.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1996, the Corporate General Partner of the Partnership was not due any reimbursement for such out-of-pocket expenses.

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

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

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



                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          (1) Financial Statements. (See Index to Financial Statements filed with this annual report).

          (2)   Exhibits.

                3-A.   The Prospectus of the Partnership dated August 17,
1979, as supplemented on October 17, 1979, December 10, 1979 December 28, 1979, January 28, 1980 and February 27, 1980, filed with the Commission pursuant to Rules 424(b), is incorporated herein by reference. Certain pages of the Prospectus are hereby incorporated herein by reference to
Exhibit 3-A of the Partnership's Report on Form 10-K (File No. 0-9484) for December 31, 1992 dated March 19, 1993.

                3-B.   Amended and Restated Agreement of Limited
Partnership set forth as Exhibit A to the Prospectus, incorporated by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-63958) dated August 17, 1979.

                3-C.   Acknowledgement of rights and duties of the
General Partners of the Partnership between ABPP Associates, L.P. (a Successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated by reference to the Partnership's Report on Form 10-Q/A (File No. 0-9484) dated November 25, 1996.


                4-A.   Modification documents relating to the long-term
mortgage note secured by the Cedars-Sinai Medical Office Complex located in Los Angeles, California are incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-9484) dated January 15, 1991.

                4-B.   Extension agreement relating to the long-term
mortgage note secured by the Cedars-Sinai Medical Office Complex located in Los Angeles, California is hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-9484) dated March 25, 1996.

                4-C. Documents relating to the extension of the long-term mortgage note secured by the Cedars-Sinai
Medical Office Complex located in Los Angeles, California are filed herewith.

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

                10-A. Third Amendment to the ground lease between Prudential Insurance Company of America and Wright-Carlyle Partners is filed herewith.

                10-B. Option Agreement between Prudential Insurance Company of America and Wright-Carlyle Partners is filed herewith.

                21.    List of Subsidiaries.

                24.    Powers of Attorney.

                27.    Financial Data Schedule

     (b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this annual report.

No annual report for the fiscal year 1996 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.




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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX

                By:     JMB Realty Corporation
                        Corporate General Partner

                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 21, 1997

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 21, 1997

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 21, 1997

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 21, 1997


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 21, 1997

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 21, 1997

                        STUART C. NATHAN*
                By:     Stuart C. Nathan,
                        Executive Vice President and Director
                Date:   March 21, 1997

                *By:    GAILEN J. HULL, Pursuant to Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull,
                        Attorney-in-Fact
                Date:   March 21, 1997





             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX

                             EXHIBIT INDEX



                                                DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE    PAGE
                                              -------------   ----

 3-A.     Certain Pages of the Prospectus
          of the Partnership dated August 17,
          1979, as supplemented October 17,
          1979, December 10, 1979, December 28,
          1979, January 28, 1980 and
          February 27, 1980                             Yes

 3-B.     Amended and Restated Agreement of
          Limited Partnership                           Yes

 3-C.     Acknowledgement of the rights
          and duties of the General Partners            Yes

 4-A.     Modification documents related
          to the Cedars-Sinai Medical
          Office Complex                                Yes

 4-B.     Extension agreement related
          to the Cedars-Sinai Medical
          Office Complex                                Yes

 4-C.     Extension agreement related to
          the Cedars-Sinai Medical
          Office Complex                                No

 10.      Acquisition documents related
          to the Cedars-Sinai Medical
          Office Complex                                Yes

 10-A.    Third lease amendment between
          Prudential Insurance Company
          of America and Wright-Carlyle
          Partners                                      No

 10-B.    Option agreement between
          Prudential Insurance Company
          of America and Wright-Carlyle
          Partners                                      No

 21.      List of Subsidiaries                          No

 24.      Powers of Attorney                            No

 27.      Financial Data Schedule                       No