Form 10-Q
period 1997-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP IX
filed 1997-05-13
CIK 310812

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended March 31, 1997   Commission file number 0-9484




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

                                        CONSOLIDATED BALANCE SHEETS

                                   MARCH 31, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)



                                                  ASSETS
                                                  ------
                                                                            MARCH 31,     DECEMBER 31,
                                                                              1997            1996
                                                                         --------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  4,344,909      4,245,747
  Interest, rents and other receivables . . . . . . . . . . . . . . .           118,060        177,103
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            33,575         34,840
                                                                           ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         4,496,544      4,457,690
                                                                           ------------    -----------

Investment property held for sale or disposition. . . . . . . . . . .        18,011,122     17,829,426
                                                                           ------------    -----------

        Total investment property . . . . . . . . . . . . . . . . . .        18,011,122     17,829,426

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         1,653,816      1,698,705
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .        33,410,251     33,479,266
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           146,097        146,097
                                                                           ------------    -----------
                                                                           $ 57,717,830     57,611,184
                                                                           ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS


                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                            MARCH 31,     DECEMBER 31,
                                                                              1997            1996
                                                                         --------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $ 82,298,021     82,298,021
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .           659,608        546,678
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .           122,058        122,058
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           483,244        483,244
                                                                           ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .        83,562,931     83,450,001

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .           541,634        553,634
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        84,104,565     84,003,635

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        (2,241,183)    (2,241,412)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .          (897,441)      (897,441)
                                                                           ------------    -----------
                                                                             (3,137,624)    (3,137,853)
                                                                           ------------    -----------
  Limited partners (55,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        49,689,766     49,689,766
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .         9,316,094      9,310,607
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (82,254,971)   (82,254,971)
                                                                           ------------    -----------
                                                                            (23,249,111)   (23,254,598)
                                                                           ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . .       (26,386,735)   (26,392,451)
                                                                           ------------    -----------
                                                                           $ 57,717,830     57,611,184
                                                                           ============    ===========


                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)



                                                                                1997            1996
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,969,128      3,958,182
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       49,437         51,585
                                                                             -----------     ----------
                                                                               4,018,565      4,009,767
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .    2,174,596      2,044,023
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .    1,584,103      1,628,995
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .       59,533         52,716
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .       92,730        150,508
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .       32,872         69,400
                                                                             -----------     ----------
                                                                               3,943,834      3,945,642
                                                                             -----------     ----------
          Operating earnings (loss) . . . . . . . . . . . . . . . . . . . .       74,731         64,125
Venture partner's share of
  venture's operations. . . . . . . . . . . . . . . . . . . . . . . . . . .      (69,015)       (78,201)
                                                                             -----------     ----------
          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .  $     5,716        (14,076)
                                                                             ===========     ==========
          Net earnings (loss) per
            limited partnership interest. . . . . . . . . . . . . . . . . .  $       .10           (.24)
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $      5,716        (14,076)
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       92,730        150,508
    Venture partner's share of venture's operations . . . . . . . . . . . .       69,015         78,201
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       59,043        (83,494)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,265          3,401
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        --            (8,597)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      112,930        (26,800)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            40,073
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .      (12,000)       101,573
                                                                            ------------    -----------
            Net cash provided by (used in) operating activities . . . . . .      328,699        240,789
                                                                            ------------    -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .        --        (2,714,965)
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .     (181,696)        (5,715)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (47,841)       (75,851)
                                                                            ------------    -----------
            Net cash provided by (used in) investing activities . . . . . .     (229,537)    (2,796,531)
                                                                            ------------    -----------




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .        --          (144,574)
                                                                            ------------    -----------
            Net cash provided by (used in) financing activities . . . . . .        --          (144,574)
                                                                            ------------    -----------
            Net increase (decrease) in cash and cash equivalents. . . . . .       99,162     (2,700,316)

            Cash and cash equivalents, beginning of year. . . . . . . . . .    4,245,747      4,313,536
                                                                            ------------    -----------

            Cash and cash equivalents, end of period. . . . . . . . . . . . $  4,344,909      1,613,220
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  2,174,596      2,003,950
                                                                            ============    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1996 which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of January 1, 1996, the Partnership has committed to a plan to sell the Cedars-Sinai Medical Office Complex investment property. Accordingly, this property has been classified at January 1, 1996 as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for such property was $69,015 and $78,201, respectively, for the three months ended March 31, 1997 and 1996.


TRANSACTIONS WITH AFFILIATES

     There were no fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.


CEDARS-SINAI MEDICAL OFFICE COMPLEX

     In December 1995, the venture obtained a non-binding letter of intent to sell the Cedars-Sinai office building to an unaffiliated prospective buyer. The agreement was subject to certain conditions including the waiver by the Partnership's unaffiliated venture partner of its right of first opportunity to acquire the Partnership's interest in the Cedars-Sinai office building (per the venture agreement of Wright-Carlyle Partners ("Wright-Carlyle")). In January, 1996, the Partnership gave notice to its venture partner of the letter of intent with the unaffiliated third party. That notice triggered a 30-day election period whereby the venture partner had the right to exercise or waive its right of first opportunity.
Pursuant to the venture agreement, if the venture partner elects to exercise its right of first opportunity, the venture partner would then have 120 days after making such election to close such sale. The purchase price of the Partnership's interest would be such as would produce for the

Partnership the same consideration as the sale to the unaffiliated third party. If the venture partner fails to close such a sale in the 120 days, the right of first opportunity will be permanently lost. In February, 1996 the venture partner gave notice to the Partnership by which it purported to exercise its right of first opportunity subject to certain terms and conditions. The Partnership believes that the venture partner does not have the right to attach any conditions to the exercise of such right. The Partnership continues to engage in a dispute with the venture partner regarding this issue and continues to consider its alternatives, including legal recourse. During the foregoing dispute, the unaffiliated third party determined that it was no longer interested in purchasing the property.
The Partnership had therefore expanded the marketing effort to other prospective purchasers.

     In November 1996, the joint venture obtained a non-binding letter of intent to sell the property to a different unaffiliated third party.
Though the Partnership gave notice to its venture partner relative to its right of first opportunity at that time, the subsequent nature of the negotiations with the prospective third-party buyer and the ongoing disputes with the venture partner concerning the mechanics of giving such notice led the Partnership to determine that it would give a further 30-day election period to the venture partner. The Partnership delivered such notice on March 20, 1997, after entering into a binding purchase agreement (subject only to the venture partner's right of first opportunity) with such third party. In April 1997, the venture partner informed the Partnership that it was exercising its right of first opportunity to purchase the Partnership's interest in the venture. Subsequently, on May 7, 1997, the Partnership and the venture partner executed a Purchase and Sale Agreement. The Partnership will receive the same proceeds as it would have if the property had been sold to the unaffiliated third party, and expects to close such sale in the second quarter of 1997. A sale of the Partnership's Interest in the venture for the proposed terms would result in a gain for financial reporting and Federal income tax purposes.

  In January 1996, the venture obtained a short-term extension of the mortgage loan's maturity, originally scheduled to mature on January 14, 1996, to September 30, 1996. The interest rate of the extended loan was adjusted from 9.11% to 10% per annum and the monthly payments of approximately $725,000 were based on a 360 month amortization with the remaining principal balance due at maturity. Subsequently, the venture reached an agreement to further extend the loan to September 1997, with monthly payments of interest only of approximately $725,000 at an interest rate of 10.569% per annum. Under the terms of the loan extension agreement, the venture is required to submit a list of all operating and capital expenditures to the Lender for approval. Any operating expenses, lease commissions, tenant improvements and other leasing costs on the submitted list will be deemed approved upon the Lender's receipt of the list. Certain capital expenditures over $100,000 require the lender's written approval. Under the loan extension agreement the venture is also required to remit any net operating income (as defined) on a quarterly basis which would be applied against the outstanding principal balance of the loan. As of March 31, 1997, no such amounts have been remitted to the Lender. Additionally, Wright-Carlyle and the lender entered into an option agreement providing the venture the option to purchase the lender's ownership interest in the land underlying the development, subject to certain conditions. The option agreement expires in October 1997. This option will be retained by the venture upon the expected sale of the Partnership's Interest in the venture, as discussed above.

    If the venture is unable to complete the sale of the property as expected, and cannot obtain further extensions of the mortgage loan, the lender could realize upon its security and take title to the property.
This would result in the Partnership no longer having an ownership interest in such property and result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds. Upon sale or disposition of the property, the Partnership expects to proceed to terminate its affairs.

     The East and West Towers of the Cedars-Sinai Medical Office Complex in Los Angeles, California are 96% and 93% occupied, respectively. In 1997 and 1998, expiration of tenant leases for the entire property will be approximately 15% and 18% for each year, respectively. There can be no assurance that the expiring tenant space will be renewed. In addition, due to the competitive office market in which the property is located, it is possible that significant costs will be required to re-lease such space. Such factors are expected to cause the property to operate at close to a break-even level for such years. In anticipation of such future costs and as is stipulated in the agreement with the lender discussed above, cash of approximately $701,000 is being reserved by the Wright-Carlyle venture rather than distributed to the Partnership or the venture partner.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996, assuming that the Partnership continues as a going concern.

PART I.  FINANCIAL INFORMATION
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment.

     Due to the factors set forth above there is a substantial likelihood that the Partnership will wind up its affairs in 1997. However, there can be no assurance that this will occur.

     During 1996 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.7% of the Interests in the Partnership at amounts ranging from $50 to $70 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. Such offers have expired. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     In March 1997 some of the Limited Partners received an unsolicited tender offer to purchase up to 2.3% of the Interests at $110 per interest. The Special Committee advised the Limited Partners to accept this offer. The offer expired March 11. As of the date of this report, the Partnership is aware that 2.02% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     After reviewing the remaining property and the marketplace in which it operates, and in light of the facts discussed in the notes to the accompanying financial statements, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining asset as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than the end of 1997, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of rental receipts of the Partnership's Cedars-Sinai investment property.

     The increase in accounts payable at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of certain expenses of the Partnership's investment property.

     The increase in mortgage and other interest for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily due to an increased interest rate on the short-term loan extension related to Cedars Sinai.

     The decrease in amortization of deferred expenses for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily due to a portion of the deferred expenses being fully amortized in late 1996.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                1996                                1997
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----

Cedars-Sinai Medical
  Office Complex
  Los Angeles, California
    East Tower. . . . . . . .       95%        96%       96%       96%      96%
    West Tower. . . . . . . .       91%        93%       92%       92%      93%




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

            4-C. Documents relating to the extension of the long-term mortgage note secured by the Cedars-Sinai Medical Office Complex located in Los Angeles, California are hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-9484) dated March 21, 1997.

            10-A. Acquisition documents relating to the purchase by the Partnership of an interest in Cedars-Sinai Medical Office Complex located in Los Angeles, California are incorporated herein by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 to the Partnership's Prospectus on Form S-11 (File No. 2-63958) dated August 17, 1979.

            10-B. Third Amendment to the ground lease between Prudential Insurance Company of America and Wright-Carlyle Partners is hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-9484) dated March 21, 1997.

            10-C. Option Agreement between Prudential Insurance Company of America and Wright-Carlyle Partners is hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-9484) dated March 21, 1997.

            10-D. Purchase agreement dated May 7, 1997 between Carlyle Real Estate Limited Partnership - IX and Medical Office Buildings, Ltd. related to the sale of the Partnership's interest in Wright-Carlyle Partners is filed herewith.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 9, 1997