Form 10-Q
period 1997-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP IX
filed 1997-08-14
CIK 310812

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended June 30, 1997    Commission file number 0-9484




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . .     12



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . .     13

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     14

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS

                                    JUNE 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)



                                                  ASSETS
                                                  ------
                                                                             JUNE 30,     DECEMBER 31,
                                                                              1997            1996
                                                                         --------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  9,024,760      4,245,747
  Interest, rents and other receivables . . . . . . . . . . . . . . .            36,213        177,103
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .             --            34,840
                                                                           ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         9,060,973      4,457,690
                                                                           ------------    -----------

Investment property held for sale or disposition. . . . . . . . . . .             --        17,829,426
                                                                           ------------    -----------

        Total investment property . . . . . . . . . . . . . . . . . .             --        17,829,426

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .             --         1,698,705
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .             --        33,479,266
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .             --           146,097
                                                                           ------------    -----------
                                                                           $  9,060,973     57,611,184
                                                                           ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS


                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                             JUNE 30,     DECEMBER 31,
                                                                              1997            1996
                                                                         --------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $      --        82,298,021
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .            36,548        546,678
  Property disposition fees payable to affiliate. . . . . . . . . . .         1,005,248          --
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .             --           122,058
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .             --           483,244
                                                                           ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .         1,041,796     83,450,001

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .             --           553,634
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .         1,041,796     84,003,635

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .         2,095,226     (2,241,412)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .          (897,441)      (897,441)
                                                                           ------------    -----------
                                                                              1,198,785     (3,137,853)
                                                                           ------------    -----------
  Limited partners (55,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        49,689,766     49,689,766
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        39,385,597      9,310,607
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (82,254,971)   (82,254,971)
                                                                           ------------    -----------
                                                                              6,820,392    (23,254,598)
                                                                           ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . .         8,019,177    (26,392,451)
                                                                           ------------    -----------
                                                                           $  9,060,973     57,611,184
                                                                           ============    ===========

                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $ 1,358,280     3,991,825     5,327,408     7,950,007
  Interest income . . . . . . . . . . . . . . .        85,853        49,734       135,290       101,319
                                                  -----------    ----------    ----------    ----------
                                                    1,444,133     4,041,559     5,462,698     8,051,326
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .       622,613     2,061,585     2,797,209     4,105,608
  Property operating expenses . . . . . . . . .       638,492     1,518,961     2,222,595     3,073,871
  Professional services . . . . . . . . . . . .         --           16,386        46,319        69,102
  Amortization of deferred expenses . . . . . .        79,734       150,508       172,464       301,016
  General and administrative. . . . . . . . . .        25,515        24,521        71,601        93,921
                                                  -----------    ----------    ----------    ----------
                                                    1,366,354     3,771,961     5,310,188     7,643,518
                                                  -----------    ----------    ----------    ----------
          Operating earnings (loss) . . . . . .        77,779       269,598       152,510       407,808
Venture partner's share of
  venture's operations. . . . . . . . . . . . .       (18,396)     (140,739)      (87,411)     (255,982)
                                                  -----------    ----------    ----------    ----------
          Net operating earnings (loss) . . . .        59,383       128,859        65,099       151,826

Gain on sale of interest in investment
  property. . . . . . . . . . . . . . . . . . .    33,989,848         --       33,989,848         --
                                                  -----------    ----------    ----------    ----------

          Net earnings (loss) before
            extraordinary item. . . . . . . . .    34,049,231       128,859    34,054,947       151,826

Extraordinary item - gain on extinguishment of
  debt, net of venture partner's share. . . . .       356,681         --          356,681         --
                                                  -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . .   $34,405,912       128,859    34,411,628       151,826
                                                  ===========    ==========    ==========    ==========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------

          Net earnings (loss) per limited
           partnership interests:
            Net operating earnings (loss) . . .   $      1.04          2.25          1.14          2.65
            Gain on sale of interest. . . . . .        539.21         --           539.21         --
            Extraordinary item, net . . . . . .          6.42         --             6.42         --
                                                  -----------    ----------    ----------    ----------

                                                  $    546.67          2.25        546.77          2.65
                                                  ===========    ==========    ==========    ==========

          Cash distributions per limited
            partnership interest. . . . . . . .   $     --            --            --            --
                                                  ===========    ==========    ==========    ==========





















                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 34,411,628        151,826
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .      172,464        301,016
    Venture partner's share of venture's operations and extraordinary item       444,093        255,982
    Gain on sale of interest in investment property . . . . . . . . . . . .  (33,989,848)         --
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .    (713,363)          --
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .      (77,134)        30,814
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       36,247         24,918
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        --            (8,596)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (659,204)      (177,019)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (483,244)        39,448
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .     (553,634)       104,089
                                                                            ------------    -----------
            Net cash provided by (used in) operating activities . . . . . .   (1,411,995)       722,478
                                                                            ------------    -----------

Cash flows from investing activities:
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .     (272,184)      (119,590)
  Cash proceeds from sale of interest in investment property. . . . . . . .    6,604,398          --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (72,470)      (165,904)
                                                                            ------------    -----------
            Net cash provided by (used in) investing activities . . . . . .    6,259,744       (285,494)
                                                                            ------------    -----------




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (68,736)      (256,961)
                                                                            ------------    -----------
            Net cash provided by (used in) financing activities . . . . . .      (68,736)      (256,961)
                                                                            ------------    -----------
            Net increase (decrease) in cash and cash equivalents. . . . . .    4,779,013        180,023

            Cash and cash equivalents, beginning of year. . . . . . . . . .    4,245,747      4,313,536
                                                                            ------------    -----------

            Cash and cash equivalents, end of period. . . . . . . . . . . . $  9,024,760      4,493,559
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  3,280,453      4,066,160
                                                                            ============    ===========
  Non-cash investing and financing activities:
    Sale of interest in investment property:
    Gain on sale of interest in investment property . . . . . . . . . . . . $ 34,346,529          --
    Basis in investment property. . . . . . . . . . . . . . . . . . . . . .  (28,780,599)         --
    Disposition fees payable to affiliate . . . . . . . . . . . . . . . . .    1,005,248          --
    Costs of sale payable . . . . . . . . . . . . . . . . . . . . . . . . .       33,220          --
                                                                            ------------    -----------

    Cash proceeds from sale of interest in investment property. . . . . . . $  6,604,398          --
                                                                            ============    ===========

    Net liabilities and venture partner's deficit in venture
      written off at sale of interest in investment property. . . . . . . . $ 33,391,855          --
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

                        JUNE 30, 1997 AND 1996

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of January 1, 1996, the Partnership had committed to a plan to sell the Cedars-Sinai Medical Office Complex investment property. Accordingly, this property was classified as held for sale or disposition in the accompanying consolidated financial statements until the Partnership sold its interest therein in May 1997. The results of operations, net of venture partners' share, for such property was $84,066 and $255,982, respectively, for the six months ended June 30, 1997 and 1996.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.

     The Partnership Agreement also generally provided that notwithstanding any allocation contained in the Agreement, if at any time profits are realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this provision was to allow the deferral of the recognition of taxable gain to the Limited Partners.
During 1997, such provisions resulted in additional profits to be allocated to the General Partners for financial reporting and Federal income tax purposes. Such special allocations did not have an effect on total assets, total partners' capital or net earnings.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been, and will be, required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.

TRANSACTIONS WITH AFFILIATES

     As a result of the sale of the Partnership's interest in the Cedars-Sinai Medical Office Complex, as described below, the General Partners earned a disposition fee of $1,005,248, which was unpaid at June 30, 1997.

     There were no other fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996.


CEDARS-SINAI MEDICAL OFFICE COMPLEX

     In December 1995, the venture obtained a non-binding letter of intent to sell the Cedars-Sinai office building to an unaffiliated prospective buyer. The agreement was subject to certain conditions including the waiver by the Partnership's unaffiliated venture partner of its right of first opportunity to acquire the Partnership's interest in the Cedars-Sinai office building (per the venture agreement of Wright-Carlyle Partners ("Wright-Carlyle")) for a purchase price of the Partnership's interest that would be such as would produce for the Partnership the same consideration as the sale to the unaffiliated third party. In January, 1996, the Partnership gave notice to its venture partner of the letter of intent and in February, 1996 the venture partner gave notice to the Partnership by which it purported to exercise its right of first opportunity subject to certain terms and conditions. The Partnership and the venture partner became engaged in a dispute concerning the venture partner's right to attach conditions to the exercise of such right and during such dispute, the unaffiliated third party determined that it was no longer interested in purchasing the property. The Partnership had therefore expanded the marketing effort to other prospective purchasers.

     In November 1996, Wright-Carlyle obtained a non-binding letter of intent to sell the property to a different unaffiliated third party.
Though the Partnership gave notice to its venture partner relative to its right of first opportunity at that time, the subsequent nature of the negotiations with the prospective third-party buyer and the ongoing disputes with the venture partner concerning the mechanics of giving such notice led the Partnership to determine that it would give a further 30-day election period to the venture partner. The Partnership delivered such notice on March 20, 1997, after entering into a binding purchase agreement (subject only to the venture partner's right of first opportunity) with such third party. In April 1997, the venture partner informed the Partnership that it was exercising its right of first opportunity to purchase the Partnership's interest in Wright-Carlyle. The Partnership and the Venture Partner entered into a purchase agreement and, on May 15, 1997, the Partnership sold its interest to the venture partner. The purchase price, after costs of sale and prorations, of the interest was approximately $5,433,000 (including the disposition fee earned by the General Partners of $1,005,248). In conjunction with the purchase of the Partnership's interest in Wright-Carlyle, the venture negotiated at closing of the purchase, a payoff of the underlying mortgage loan with a prepayment credit of $713,363 of which the Partnership's share is $356,681. The Partnership received approximately $6,654,000 in cash at closing after payoff of the mortgage and land option discussed below. A portion of the proceeds will be used to pay the General Partner's disposition fee discussed above. As a result of this transaction, the Partnership recognized a gain of approximately $34,000,000 and extraordinary gain on extinguishment of debt of approximately $350,000 for financial reporting purposes and expects to recognize a gain of approximately $36,400,000 for Federal income tax purposes in 1997.

  In January 1996, Wright-Carlyle obtained a short-term extension of the mortgage loan's maturity, from January 14, 1996, to September 30, 1996.
The interest rate of the extended loan was adjusted from 9.11% to 10% per annum and the monthly payments of approximately $725,000 were based on a 360 month amortization with the remaining principal balance due at maturity. Subsequently, Wright-Carlyle reached an agreement to further extend the loan to September 1997, with monthly payments of interest only of approximately $725,000 at an interest rate of 10.569% per annum. Under the terms of the loan extension agreement, Wright-Carlyle was required to submit a list of all operating and capital expenditures to the Lender for approval. Any operating expenses, lease commissions, tenant improvements and other leasing costs on the submitted list were deemed approved upon the Lender's receipt of the list. Certain capital expenditures over $100,000 required the lender's written approval. Under the loan extension agreement, Wright-Carlyle was also required to remit any net operating income (as defined) on a quarterly basis which would be applied against the outstanding principal balance of the loan. As of the date of the retirement of the debt, no such amounts were required to be remitted to the lender. Additionally, Wright-Carlyle and the lender entered into an option agreement providing the venture the option to purchase the lender's ownership interest in the land underlying the development, subject to certain conditions. The option agreement was scheduled to expire in October 1997; however, it was exercised by Wright-Carlyle upon sale of the Partnership's Interest in Wright-Carlyle, as discussed above.

    The sale agreement for the investment property contains certain contingent obligations which are scheduled to expire in December 1997. Thereafter, since the Partnership has no further investment properties, the Partnership expects to proceed to terminate its affairs.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996, assuming that the Partnership continues as a going concern.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the 1997 sale of the Partnership's last remaining property investment.

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

     In March 1997 some of the Limited Partners received an unsolicited tender offer to purchase up to 2.3% of the Interests at $110 per interest. The Special Committee advised the Limited Partners to accept this offer. The offer expired March 11. As of the date of this report, the Partnership is aware that 2.08% of the Interests have been purchased all by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At June 30, 1997, the Partnership had cash and cash equivalents of approximately $9,000,000. In August 1997, the Partnership expects to make a distribution of cash generated from sales to the Limited Partners of approximately $6,050,000 ($110 per Interest) and approximately $1,068,000 to the General Partners. Additionally, the Partnership will pay the disposition fee related to the sale of the Partnership's interest in the Cedars-Sinai Medical Office Complex of $1,005,248 to the General Partners in August 1997. The remaining cash is being held to pay for the Partnership's remaining expenses and liabilities. Any further remaining cash is expected to be distributed to the Limited Partners and General Partners upon liquidation of the Partnership.

     The affairs of the Partnership are expected to be wound up no later than the end of 1997, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are the result of the sale of the Partnership's interest in the Cedars-Sinai Medical Office Complex in May 1997.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                1996                                1997
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----

Cedars-Sinai Medical
  Office Complex
  Los Angeles, California
    East Tower. . . . . . . .       95%        96%       96%       96%      96%     N/A
    West Tower. . . . . . . .       91%        93%       92%       92%      93%     N/A


----------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.



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

            10-D. Purchase agreement between Carlyle Real Estate Limited Partnership - IX and Medical Office Buildings, Ltd. related to the sale of the Partnership's interest in Wright-Carlyle Partners is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-9484) dated May 9, 1997.

            27.   Financial Data Schedule


      (b) The following report on Form 8-K was filed since the last quarter of the period covered by this report.

            (i) The Partnership's Report on Form 8-K (File No. 0-9484) for May 15, 1997 (describing the sale of the Partnership's interest in Wright-Carlyle Partners) was filed. This report was dated May 28, 1997.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 8, 1997