Form 10-Q
period 1997-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP IX
filed 1997-11-12
CIK 310812

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended
September 30, 1997                     Commission file number 0-9484




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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No  [  ]

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

                                        CONSOLIDATED BALANCE SHEETS

                                 SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)



                                                  ASSETS
                                                  ------
                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              1997            1996
                                                                         --------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $    946,645      4,245,747
  Interest, rents and other receivables . . . . . . . . . . . . . . .             2,992        177,103
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .             --            34,840
                                                                           ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . .           949,637      4,457,690
                                                                           ------------    -----------

Investment property held for sale or disposition. . . . . . . . . . .             --        17,829,426
                                                                           ------------    -----------

        Total investment property . . . . . . . . . . . . . . . . . .             --        17,829,426

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .             --         1,698,705
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .             --        33,479,266
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .             --           146,097
                                                                           ------------    -----------
                                                                           $    949,637     57,611,184
                                                                           ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS


                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              1997            1996
                                                                         --------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $      --        82,298,021
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .             2,684        546,678
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .             --           122,058
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .             --           483,244
                                                                           ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .             2,684     83,450,001

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .             --           553,634
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .             2,684     84,003,635

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .         2,095,225     (2,241,412)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,965,185)      (897,441)
                                                                           ------------    -----------
                                                                                131,040     (3,137,853)
                                                                           ------------    -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .        49,689,766     49,689,766
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        39,427,818      9,310,607
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (88,301,671)   (82,254,971)
                                                                           ------------    -----------
                                                                                815,913    (23,254,598)
                                                                           ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . .           946,953    (26,392,451)
                                                                           ------------    -----------
                                                                           $    949,637     57,611,184
                                                                           ============    ===========


                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30                 SEPTEMBER 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $     --        3,998,644     5,327,408    11,948,651
  Interest income . . . . . . . . . . . . . . .        70,779        53,700       206,069       155,019
                                                  -----------    ----------    ----------    ----------
                                                       70,779     4,052,344     5,533,477    12,103,670
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .         --        2,058,736     2,797,209     6,164,344
  Property operating expenses . . . . . . . . .         --        1,561,948     2,222,595     4,635,819
  Professional services . . . . . . . . . . . .         --           10,654        46,319        79,756
  Amortization of deferred expenses . . . . . .         --          150,508       172,464       451,524
  General and administrative. . . . . . . . . .        27,652        29,237        99,253       123,158
                                                  -----------    ----------    ----------    ----------
                                                       43,127     3,811,083     5,337,840    11,454,601
                                                  -----------    ----------    ----------    ----------
          Operating earnings (loss) . . . . . .         --          241,261       195,637       649,069
Venture partner's share of
  venture's operations. . . . . . . . . . . . .         --         (125,329)     (119,865)     (381,311)
                                                  -----------    ----------    ----------    ----------
          Net operating earnings (loss) . . . .        43,127       115,932        75,772       267,758

Gain on sale of interest in investment
  property. . . . . . . . . . . . . . . . . . .         --            --       34,021,395         --
                                                  -----------    ----------    ----------    ----------

          Net earnings (loss) before
            extraordinary item. . . . . . . . .        43,127       115,932    34,097,167       267,758

Extraordinary item - gain on extinguishment of
  debt, net of venture partner's share. . . . .         --            --          356,681         --
                                                  -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . .   $    43,127       115,932    34,453,848       267,758
                                                  ===========    ==========    ==========    ==========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30                 SEPTEMBER 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------

          Net earnings (loss) per limited
           partnership interests:
            Net operating earnings (loss) . . .   $       .75          2.02          1.32          4.67
            Gain on sale of interest
              in investment property. . . . . .         --            --           540.14         --
            Extraordinary item, net . . . . . .         --            --             6.42         --
                                                  -----------    ----------    ----------    ----------

                                                  $       .75          2.02        547.88          4.67
                                                  ===========    ==========    ==========    ==========

          Cash distributions per limited
            partnership interest. . . . . . . .   $    110.00         --           110.00         --
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 34,453,848        267,758
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .      172,464        451,524
    Venture partner's share of venture's operations
      and extraordinary item  . . . . . . . . . . . . . . . . . . . . . . .      476,547        381,311
    Gain on sale of interest in investment property . . . . . . . . . . . .  (34,021,395)         --
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .     (713,363)         --
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .      (43,913)      (189,157)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       36,247          1,020
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        --            (8,596)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (659,848)       (17,093)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (483,244)        38,808
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .     (553,634)        97,248
                                                                            ------------    -----------
            Net cash provided by (used in) operating activities . . . . . .   (1,336,291)     1,022,823
                                                                            ------------    -----------

Cash flows from investing activities:
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .     (272,184)      (304,598)
  Cash proceeds from sale of interest in investment property. . . . . . . .    5,565,023          --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (72,470)      (293,898)
                                                                            ------------    -----------
            Net cash provided by (used in) investing activities . . . . . .    5,220,369       (598,496)
                                                                            ------------    -----------




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (68,736)      (372,181)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .   (6,046,700)         --
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .   (1,067,744)         --
                                                                            ------------    -----------
            Net cash provided by (used in) financing activities . . . . . .   (7,183,180)      (372,181)
                                                                            ------------    -----------
            Net increase (decrease) in cash and cash equivalents. . . . . .   (3,299,102)        52,146

            Cash and cash equivalents, beginning of year. . . . . . . . . .    4,245,747      4,313,536
                                                                            ------------    -----------

            Cash and cash equivalents, end of period. . . . . . . . . . . . $    946,645      4,365,682
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  3,280,453      6,125,536
                                                                            ============    ===========
  Non-cash investing and financing activities:
    Sale of interest in investment property:
      Gain on sale of interest in investment property . . . . . . . . . . . $ 34,378,076          --
      Basis in investment property. . . . . . . . . . . . . . . . . . . . .  (28,813,053)         --
                                                                            ------------    -----------

          Cash proceeds from sale of interest in investment property. . . . $  5,565,023          --
                                                                            ============    ===========

  Net liabilities and venture partner's deficit in venture
    written off at sale of interest in investment property. . . . . . . . . $ 33,359,401          --
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

                      SEPTEMBER 30, 1997 AND 1996

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of January 1, 1996, the Partnership had committed to a plan to sell the Cedars-Sinai Medical Office Complex investment property. Accordingly, this property was classified as held for sale or disposition in the accompanying consolidated financial statements until the Partnership sold its interest therein in May 1997. The results of operations, net of venture partners' share, for such property was $51,613 and $381,311, respectively, for the nine months ended September 30, 1997 and 1996.

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

     The Partnership Agreement generally provides that notwithstanding any allocation contained in the Agreement, if at any time profits are realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this provision is to allow the deferral of the recognition of taxable gain to the Limited Partners.
During 1997, such provisions resulted in additional profits allocated to the General Partners for financial reporting and Federal income tax purposes. Such special allocations did not have an effect on total assets, total partners' capital or net earnings.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been, and will be, required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners. Due to this, approximately $320,000 representing such withholding was remitted to the State of California on behalf of the Limited Partners related to the distribution of sales proceeds in August, 1997.

TRANSACTIONS WITH AFFILIATES

     As a result of the sale of the Partnership's interest in the Cedars-Sinai Medical Office Complex, as described below, the General Partners earned a disposition fee of $1,005,248, which was paid in August, 1997. Additionally, in August 1997, the General Partners received a distribution of sales proceeds of approximately $1,068,000.

     There were no other fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996.


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

     In November 1996, Wright-Carlyle obtained a non-binding letter of intent to sell the property to a different unaffiliated third party.
Though the Partnership gave notice to its venture partner relative to its right of first opportunity at that time, the subsequent nature of the negotiations with the prospective third-party buyer and the ongoing disputes with the venture partner concerning the mechanics of giving such notice led the Partnership to determine that it would give a further 30-day election period to the venture partner. The Partnership delivered such notice on March 20, 1997, after entering into a binding purchase agreement (subject only to the venture partner's right of first opportunity) with such third party. In April 1997, the venture partner informed the Partnership that it was exercising its right of first opportunity to purchase the Partnership's interest in Wright-Carlyle. The Partnership and the Venture Partner entered into a purchase agreement and, on May 15, 1997, the Partnership sold its interest to the venture partner. The purchase price, after costs of sale and prorations, of the interest was approximately $5,433,000 (including the disposition fee earned by the General Partners of $1,005,248). In conjunction with the purchase of the Partnership's interest in Wright-Carlyle, the venture negotiated at closing of the purchase, a payoff of the underlying mortgage loan with a prepayment credit of $713,363 of which the Partnership's share is $356,681. The Partnership received approximately $6,654,000 in cash at closing after payoff of the mortgage and land option discussed below. A portion of the proceeds was used to pay the General Partner's disposition fee discussed above. As a result of this transaction, the Partnership recognized a gain of approximately $34,000,000 and extraordinary gain on extinguishment of debt of approximately $350,000 for financial reporting purposes and expects to recognize a gain of approximately $36,400,000 for Federal income tax purposes in 1997.

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

    In connection with the sale of this partnership interest, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expires December 1, 1997. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties. Thereafter, since the Partnership has no further investment properties, the Partnership expects to proceed to terminate its affairs.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996, assuming that the Partnership continues as a going concern.

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

     In March 1997 some of the Limited Partners received an unsolicited tender offer to purchase up to 2.3% of the Interests at $110 per interest. The Special Committee advised the Limited Partners to accept this offer. The offer expired March 11. As of the date of this report, the Partnership is aware that 2.17% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     As the Partnership is currently winding up its affairs and expects to make a final liquidating distribution in December 1997, it is unlikely that any further tender offers will be made for interests.

     At September 30, 1997, the Partnership had cash and cash equivalents of approximately $947,000. In August 1997, the Partnership made a distribution of cash generated from sales to the Limited Partners of approximately $6,050,000 ($110 per Interest) and approximately $1,068,000 to the General Partners. Additionally, the Partnership paid the disposition fee related to the sale of the Partnership's interest in the Cedars-Sinai Medical Office Complex of $1,005,248 to the General Partners in August 1997. The remaining cash is being held to pay for the Partnership's remaining expenses and liabilities with any remaining expected to be distributed to the Limited Partners and General Partners upon liquidation of the Partnership.

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

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                1996                                1997
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----

Cedars-Sinai Medical
  Office Complex
  Los Angeles, California
    East Tower. . . . . . . .       95%        96%       96%       96%      96%     N/A     N/A
    West Tower. . . . . . . .       91%        93%       92%       92%      93%     N/A     N/A


----------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.



PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            3-A.  The Prospectus of the Partnership dated August 17,
1979, as supplemented on October 17, 1979, December 10, 1979 December 28, 1979, January 28, 1980 and February 27, 1980, filed with the Commission pursuant to Rules 424(b), is incorporated herein by reference. Certain pages of the Prospectus are hereby incorporated herein by reference to
Exhibit 3-A of the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-9484) dated March 19, 1993.

            3-B. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, incorporated herein by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-63958) dated August 17, 1979.

            3-C. Acknowledgement of rights and duties of the General Partners of the Partnership between ABPP Associates, L.P. (a Successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q/A (File No. 0-
9484) dated November 25, 1996.

            4-A. Modification documents relating to the long-term mortgage note secured by the Cedars-Sinai Medical Office Complex located in Los Angeles, California are incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-9484) dated January 15, 1991.

            4-B. Extension agreement relating to the long-term mortgage note secured by the Cedars-Sinai Medical Office Complex located in Los Angeles, California is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-9484) dated March 25, 1996.

            4-C. Documents relating to the extension of the long-term mortgage note secured by the Cedars-Sinai Medical Office Complex located in Los Angeles, California are hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-9484) dated March 21, 1997.

            10-A. Acquisition documents relating to the purchase by the Partnership of an interest in Cedars-Sinai Medical Office Complex located in Los Angeles, California are incorporated herein by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 to the Partnership's Prospectus on Form S-11 (File No. 2-63958) dated August 17, 1979.

            10-B. Third Amendment to the ground lease between Prudential Insurance Company of America and Wright-Carlyle Partners is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-9484) dated March 21, 1997.

            10-C. Option Agreement between Prudential Insurance Company of America and Wright-Carlyle Partners is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-9484) dated March 21, 1997.

            10-D. Purchase agreement between Carlyle Real Estate Limited Partnership - IX and Medical Office Buildings, Ltd. related to the sale of the Partnership's interest in Wright-Carlyle Partners is hereby incorporated herein by reference to the Partnership's Report for March 31, 1997 on Form 10-Q (File No. 0-9484) dated May 9, 1997.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 12, 1997