Form 10-K405
period 1997-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP IX
filed 1998-03-27
CIK 310812

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
  ended December 31, 1997            Commission file number 0-9484



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not applicable.

Documents incorporated by reference:  None

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   6

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   7

Item 4.      Submission of Matters to a Vote
             of Security Holders. . . . . . . . . . . . .   7


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters. . . . . . . . . . .   7

Item 6.      Selected Financial Data. . . . . . . . . . .   8

Item 7.      Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations. . . . . . . . . . . . . . . .  10

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  11

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  12

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  29


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  29

Item 11.     Executive Compensation . . . . . . . . . . .  32

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  33

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  34


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  34


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  36

                                PART I


ITEM 1.  BUSINESS

     Unless otherwise indicated, all references herein to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, Carlyle Real Estate Limited Partnership-IX (the "Partnership") was a limited partnership formed in mid-1976 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. A total of 55,000 Limited Partnership Interests (the "Interests") were sold to the Public at $1,000 per Interest pursuant to a public offering. The offering closed February 29, 1980. No Limited Partner made any additional capital contribution after such date. The Limited Partners of the Partnership shared in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership was engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments were held by fee title, leasehold estates and/or through joint venture partnership interests. As of December 31, 1997, all of the Partnership's investments in real estate have been sold or disposed. The Partnership's investments were located throughout the nation and it had no investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials, or seasonality was not applicable and would not have been material to an understanding of the Partnership's business taken as a whole. The Partnership was self-liquidating in nature. At sale of a particular property, the net proceeds, if any, were generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. The Partnership made a final liquidating distribution of $842,140 to the Limited Partners and $143,062 to the General Partners and terminated its operations and dissolved effective December 31, 1997. Reference is made to Item 7.

     The Partnership made the real property investments set forth in the following table:


NAME, TYPE OF PROPERTY                     DATE OF         SALE OR
    AND LOCATION                SIZE      PURCHASE     DISPOSITION DATE       TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------    ----------------------------
1. Summit Creek
    Apartments
    DeKalb County,
    Georgia . . . . . .       360 units    5-24-79          8-6-82            fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnership)
2. Fox Fire
    Apartments
    Houston, Texas. . .       260 units    5-9-79           3-21-91           fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnership)
3. Windscape
    Apartments
    Dallas, Texas . . .      212 units     6-29-79          10-1-89           fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnership)
4. Beaver Mall
    Beaver Dam,
    Wisconsin . . . . .       252,000      7-20-79         4-29-91            fee ownership of land and
                               sq.ft.                                         improvements (through joint
                               g.l.a.                                         venture partnership)

5. Woodtrails
    Apartments
    San Antonio,
    Texas . . . . . . .       324 units    8-10-79          4-8-91            fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnership)
6. Cedars-Sinai
    Medical Office
    Complex
    Los Angeles,
    California. . . . .       331,000     12-27-79          5-15-97           fee ownership of im-
                               sq.ft.                                         provements and ground
                               n.r.a.                                         leasehold interest
                                                                              in land (through joint
                                                                              venture partnership)
                                                                              (a)(b)(c)






NAME, TYPE OF PROPERTY                     DATE OF          SALE OR
    AND LOCATION                SIZE      PURCHASE     DISPOSITION DATE       TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------    ---------------------

7. White Marsh Mall
    -Phase II
    Baltimore County,
    Maryland. . . . . .       100,000     12-26-79          1-31-93           fee ownership of land and
                               sq.ft.                                         improvements (through joint
                               g.l.a.                                         venture partnership)
8. Garden Place
    Apartments
    Mesa, Arizona . . .       286 units   12-12-79          7-31-91           fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnership)

9. Gateway Centre
    Office Building
    Dallas, Texas . . .       196,000     12-10-79         12-26-86           fee ownership of land and
                               sq.ft.                                         improvements (through joint
                               n.r.a.                                         venture partnership)

10. Sails Apartments
     Harris County,
     Texas. . . . . . .       324 units   10-18-79         11-26-84           fee ownership of land and
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






NAME, TYPE OF PROPERTY                     DATE OF          SALE OR
    AND LOCATION                SIZE      PURCHASE     DISPOSITION DATE       TYPE OF OWNERSHIP
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





---------------

     (a) Reference is made to the Notes for a description of the joint venture partnership through which the Partnership had made this real property investment.

     (b) Reference is made to the Notes for a description of the leasehold interest, under a ground lease, in the land on which this real property investment is situated.

     (c) The Partnership's interest in this property has been sold. Reference is made to the Notes for a description of the sale of the Partnership's interest in this real property investment.



     The Partnership's real property investment was subject to competition from similar types of properties in the vicinity in which it is located. Such competition was for new tenants as well as for the retention of existing tenants. Approximate occupancy levels for the property owned in 1997 are set forth in the table in Item 2 below to which reference is made.

The Partnership maintained the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants.

     On May 15, 1997, the Partnership sold its interest in the Wright-Carlyle joint venture to the venture partner. Reference is made to the Notes for a further description of such event.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth below in Item 11 to which reference is made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

     The Partnership owned, through a joint venture partnership, the property referred to under Item 1 above to which reference is made for a description of said property.

     The following is a listing of principal business or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1997 for the Partnership's remaining investment property owned during 1997:
                                                             1996                      1997
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
1. Cedars-Sinai Medical
     Office Complex
     Los Angeles, California
       East Tower . . . . . .  Medical               95%   96%    96%    96%   96%    N/A   N/A    N/A
       West Tower . . . . . .  Medical               91%   93%    92%    92%   93%    N/A   N/A    N/A

----------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.


ITEM 3.  LEGAL PROCEEDINGS

     At the time of liquidation, the Partnership was not subject to any pending material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1997 and 1996.



                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the dissolution of the Partnership, there were 5,408 record holders of Interests of the Partnership. On December 31, 1997, the Partnership made a liquidating distribution to its Limited and General Partners and subsequently terminated its operations and dissolved effective December 31, 1997. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Corporate General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests, as well as any other economic aspects of the transaction, was subject to negotiation by the Investor.

     Reference is made to Item 6 below for a discussion of cash distri-butions made to the Limited Partners.

     Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

             YEAR ENDED DECEMBER 31, 1997 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                           AND YEARS ENDED DECEMBER 31, 1996, 1995, 1994 AND 1993
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)



                                1997          1996          1995         1994          1993
                           ------------  ------------   -----------  ------------  ------------

Total income. . . . . . .  $  5,703,458    15,260,985    15,358,766    15,051,049    16,299,948
                           ============  ============   ===========  ============  ============

Earnings (loss) before
 gain on sale or
 disposition of
 investment property
 and extraordinary
 item . . . . . . . . . .  $    (36,217)      281,326       101,705        95,442       796,800
Gain on sale or dis-
 position of investment
 properties, net of
 venture partners' share.    34,171,633         --            --            --        9,556,048
Earnings (loss) before
 extraordinary item . . .    34,135,416         --            --            --            --
Extraordinary item,
 net. . . . . . . . . . .       356,681         --            --            --            --
                           ------------  ------------   -----------  ------------  ------------
Net earnings (loss) . . .  $ 34,492,097       281,326       101,705        95,442    10,352,848
                           ============  ============   ===========  ============  ============





                                1997          1996          1995         1994          1993
                           ------------  ------------   -----------  ------------  ------------
Net earnings (loss)
 per Interest (b):
   Earnings (loss)
    before gain on
    sale or disposi-
    tion of invest-
    ment property and
    extraordinary item. .   $      (.63)         4.91          1.78          1.67         13.91
   Gain on sale or
    disposition of
    investment
    properties, net
    of venture
    partners' share . . .        542.57         --            --            --           171.99
   Extraordinary
    item, net . . . . . .          6.42         --            --            --            --
                           ------------  ------------   -----------  ------------  ------------
                           $     548.36          4.91          1.78          1.67        185.90
                           ============  ============   ===========  ============  ============

Total assets. . . . . . .  $    985,202    57,611,184    57,579,352    58,606,658    66,722,753
Long-term debt. . . . . .  $      --            --            --       82,670,202    83,483,761
Cash distributions per
 Interest (c)(d). . . . .  $     110.00         --            --            95.00        225.00
                           ============  ============   ===========  ============  ============


 (a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

 (b) The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period.

 (c) Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (or loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners from the inception of the Partnership through December 31, 1997 have not resulted in taxable income to such Limited
Partners and have therefore represented a return of capital.

 (d) This amount does not include the final liquidating cash distribution of $842,140 ($15.32 per Interest) to the Limited Partners and $143,062 to the General Partners paid by the Partnership on December 31, 1997.



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

     During 1996 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.7% of the Interests in the Partnership at amounts ranging from $50 to $70 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. Such offers have expired. In March 1997 some of the Limited Partners received an unsolicited tender offer to purchase up to 2.3% of the Interests at $110 per interest. The Special Committee advised the Limited Partners to accept this offer. The offer expired March 11, 1997. As of the date of this report, the Partnership is aware that 2.17% of the Interests have been purchased by unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, had established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee retained independent counsel to advise it in connection with any potential tender offers for Interests and had retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to potential tender offers for Interests.

     CEDARS-SINAI MEDICAL OFFICE COMPLEX

     On May 15, 1997, the Partnership sold its interest in the Wright-Carlyle joint venture to its venture partner. Reference is made to the Notes for a further description of such event.

GENERAL

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

     On December 31, 1997, the Partnership made a final liquidating distribution of $842,140 ($15.32 per Interest) to the Limited Partners and $143,062 to the General Partners.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are the result of the sale of the Partnership's interest in the Cedars-Sinai Medical Office Complex in May 1997.

     The increase in mortgage and other interest expense for the year ended December 31, 1996 as compared to December 31, 1995 is primarily due to the increased interest rates on the short-term extension related to the Cedars-Sinai mortgage loan as discussed more fully in the Notes.

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

     The increase in professional services for the year ended December 31, 1996 as compared to December 31, 1995 is primarily due to an increase in legal fees related to the dispute between the Partnership and its venture partner regarding the venture partner's right of first opportunity to purchase the Partnership's interest in the Cedars-Sinai investment property as discussed in the Notes.

     The decrease in amortization of deferred expenses for the year ended December 31, 1996 as compared to December 31, 1995 is primarily due to a portion of the deferred expenses being fully amortized in 1995.

     The increase in general and administrative expense for the year ended December 31, 1997 as compared to December 31, 1996 and 1995 is primarily due to an increase in certain costs due to the winding up of the Partnership. Additionally, the increase for the year ended December 31, 1997 and 1996 as compared to December 31, 1995 is also due to the use of independent third parties to perform certain administrative services for the Partnership.


INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                        (A LIMITED PARTNERSHIP)

                       AND CONSOLIDATED VENTURE

                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1997
  (Immediately prior to final liquidating distribution) and December 31, 1996

Consolidated Statements of Operations, year ended
  December 31, 1997 (Immediately prior to final liquidating distribution), and years ended December 31, 1996 and 1995

Consolidated Statements of Partners' Capital Accounts (Deficits), year ended December 31, 1997 (Immediately prior to final liquidating distribution), and years ended December 31, 1996 and 1995

Consolidated Statements of Cash Flows, year ended December 31,
  1997 (Immediately prior to final liquidating distribution), and years ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                     INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership-IX (a limited partnership) and consolidated venture as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership-IX and consolidated venture at December 31, 1997 (immediately prior to final liquidating distribution) and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 (immediately prior to final liquidating distribution), in conformity with generally accepted accounting principles.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standard No. 121.








                                 KPMG PEAT MARWICK LLP


Chicago, Illinois
March 20, 1998

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                   DECEMBER 31, 1997 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                            AND DECEMBER 31, 1996

                                                   ASSETS
                                                   ------
                                                                            1997              1996
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $    985,202        4,245,747
  Interest, rents and other receivables . . . . . . . . . . . . . . .          --             177,103
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          --              34,840
                                                                        ------------      -----------

          Total current assets. . . . . . . . . . . . . . . . . . . .        985,202        4,457,690
                                                                        ------------      -----------

  Property held for sale or disposition . . . . . . . . . . . . . . .          --          17,829,426
                                                                        ------------      -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .          --           1,698,705
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .          --          33,479,266
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .          --             146,097
                                                                        ------------      -----------

                                                                        $    985,202       57,611,184
                                                                        ============      ===========





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1997              1996
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $      --          82,298,021
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          --             546,678
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .          --             122,058
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          --             483,244
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .          --          83,450,001

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .          --             553,634
                                                                        ------------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .          --          84,003,635

Partners' capital accounts (deficits):
  General partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
     Cumulative net losses. . . . . . . . . . . . . . . . . . . . . .      2,107,247       (2,241,412)
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .     (1,965,185)        (897,441)
                                                                        ------------      -----------
                                                                             143,062       (3,137,853)
                                                                        ------------      -----------
  Limited partners:
     Capital contributions, net of offering costs . . . . . . . . . .     49,689,766       49,689,766
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .     39,454,045        9,310,607
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (88,301,671)     (82,254,971)
                                                                        ------------      -----------
                                                                             842,140      (23,254,598)
                                                                        ------------      -----------
          Total partners' capital accounts (deficits) . . . . . . . .        985,202      (26,392,451)
                                                                        ------------      -----------
                                                                        $    985,202       57,611,184
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

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

             YEAR ENDED DECEMBER 31, 1997 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                                 AND YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $  5,486,278       15,051,119      15,063,181
  Interest income . . . . . . . . . . . . . . . . .         217,180          209,866         253,538
  Other income. . . . . . . . . . . . . . . . . . .           --               --             42,047
                                                       ------------     ------------    ------------
                                                          5,703,458       15,260,985      15,358,766
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       3,214,943        8,364,973       7,567,840
  Depreciation. . . . . . . . . . . . . . . . . . .           --               --          1,376,780
  Property operating expenses . . . . . . . . . . .       2,198,928        5,613,727       5,657,897
  Professional services . . . . . . . . . . . . . .          79,041          139,343          33,842
  Amortization of deferred expenses . . . . . . . .         196,832          270,920         552,725
  Management fees to Corporate General Partner. . .           1,869            --              --
  General and administrative. . . . . . . . . . . .         184,382          144,920          61,178
                                                       ------------     ------------    ------------
                                                          5,875,995       14,533,883      15,250,262
                                                       ------------     ------------    ------------
                                                           (172,537)         727,102         108,504
Venture partner's share of venture's
  operations. . . . . . . . . . . . . . . . . . . .         136,320         (445,776)         (6,799)
                                                       ------------     ------------    ------------
        Earnings (loss) before gain on sale
          of interest in investment property
          and extraordinary item. . . . . . . . . .         (36,217)         281,326         101,705

Gain on sale of interest in investment property . .      34,171,633            --              --
                                                       ------------     ------------    ------------
        Earnings (loss) before extra-
          ordinary item . . . . . . . . . . . . . .      34,135,416          281,326         101,705

Extraordinary item - gain on extinguishment
  of debt, net of venture partner's share . . . . .         356,681            --              --
                                                       ------------     ------------    ------------
        Net earnings (loss) . . . . . . . . . . . .    $ 34,492,097          281,326         101,705
                                                       ============     ============    ============




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           1997             1996            1995
                                                       ------------     ------------    ------------
        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gain on sale
            of interest in investment property
            and extraordinary item. . . . . . . . .    $       (.63)            4.91            1.78
          Gain on sale of interest in
            investment property . . . . . . . . . .          542.57            --              --
          Extraordinary item, net . . . . . . . . .            6.42            --              --
                                                       ------------     ------------    ------------
       Net earnings (loss)  . . . . . . . . . . . .    $     548.36             4.91            1.78
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

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

               YEAR ENDED DECEMBER 31, 1997 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                                   AND YEARS ENDED DECEMBER 31, 1996 AND 1995


                                 GENERAL PARTNERS                                       LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                  CONTRI-
                                                                  BUTIONS
                         NET                                      NET OF        NET
              CONTRI-  EARNINGS       CASH                       OFFERING    EARNINGS      CASH
              BUTIONS   (LOSS)    DISTRIBUTIONS      TOTAL        COSTS       (LOSS)   DISTRIBUTIONS     TOTAL
              ------- ----------  -------------   -----------  -----------  ---------- ------------- ------------
Balance
 (deficit)
 December 31,
 1994 . . . . .$1,000 (2,256,733)     (897,441)   (3,153,174)   49,689,766   8,942,897  (82,254,971) (23,622,308)

Net earnings
 (loss) . . . .  --        4,068          --           4,068        --          97,637        --          97,637
Cash distribu-
 tions. . . . .  --        --             --           --           --           --           --           --
              ------  ----------      --------    ----------    ----------   ---------  -----------  -----------
Balance
 (deficit)
 December 31,
 1995 . . . . .1,000  (2,252,665)     (897,441)   (3,149,106)   49,689,766   9,040,534  (82,254,971) (23,524,671)

Net earnings
 (loss) . . . .  --       11,253         --           11,253        --         270,073         --        270,073
Cash distribu-
 tions. . . . .  --        --            --            --           --           --           --           --
              ------  ----------      --------    ----------    ----------   ---------  -----------  -----------






                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                                       LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                  CONTRI-
                                                                  BUTIONS
                         NET                                      NET OF        NET
              CONTRI-  EARNINGS       CASH                       OFFERING    EARNINGS      CASH
              BUTIONS   (LOSS)    DISTRIBUTIONS      TOTAL        COSTS       (LOSS)   DISTRIBUTIONS     TOTAL
              ------- ----------  -------------   -----------  -----------  ---------- ------------- ------------

Balance
 (deficit)
 December 31,
 1996 . . . . .1,000  (2,241,412)     (897,441)   (3,137,853)   49,689,766   9,310,607  (82,254,971) (23,254,598)

Net earnings
 (loss) . . . .  --    4,348,659         --        4,348,659        --      30,143,438        --      30,143,438
Cash distribu-
 tions. . . . .  --        --       (1,067,744)   (1,067,744)       --           --      (6,046,700)  (6,046,700)
              ------  ----------    ----------    ----------    ----------  ----------  -----------  -----------
Balance
 (deficit)
 December 31,
 1997 . . . . .$1,000  2,107,247    (1,965,185)      143,062    49,689,766  39,454,045  (88,301,671)     842,140
              ======  ==========    ==========    ==========    ==========  ==========  ===========  ===========
















                          See accompanying notes to consolidated financial statements.

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               YEAR ENDED DECEMBER 31, 1997 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                                   AND YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                            1997            1996             1995
                                                        -----------      -----------     -----------
Cash flow from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $34,492,097          281,326         101,705
  Items not requiring (providing) cash:
    Depreciation. . . . . . . . . . . . . . . . . .           --               --          1,376,780
    Amortization of deferred expenses . . . . . . .         196,832          270,920         552,725
    Venture partner's share of venture's
      operations and extraordinary item . . . . . .         284,887          445,776           6,799
    Gain on sale of interest in investment
      property. . . . . . . . . . . . . . . . . . .     (34,171,633)           --              --
    Extraordinary item. . . . . . . . . . . . . . .        (713,363)           --              --
  Change in:
    Interest, rents and other receivables . . . . .         295,858          (75,168)        116,208
    Prepaid expenses. . . . . . . . . . . . . . . .        (205,220)           9,403          (1,658)
    Accrued rents receivable. . . . . . . . . . . .         146,097            5,416        (151,513)
    Accounts payable. . . . . . . . . . . . . . . .        (410,586)           2,689        (270,455)
    Unearned rents. . . . . . . . . . . . . . . . .        (122,058)          35,333          18,267
    Accrued interest payable. . . . . . . . . . . .        (483,244)          64,841          (4,118)
    Tenant security deposits. . . . . . . . . . . .        (553,634)          19,824         (59,146)
                                                        -----------      -----------     -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . .      (1,243,967)       1,060,360       1,685,594
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Additions to investment property. . . . . . . . .        (344,646)        (408,160)       (887,597)
  Cash proceeds from sale of interest in
    investment property . . . . . . . . . . . . . .       5,437,703            --              --
  Payment of deferred expenses and other. . . . . .          73,545         (347,808)       (162,537)
                                                        -----------      -----------     -----------
        Net cash provided by (used in)
          investing activities. . . . . . . . . . .       5,166,602         (755,968)     (1,050,134)
                                                        -----------      -----------     -----------





                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1997            1996             1995
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .         (68,736)        (372,181)       (813,559)
  Distributions to limited partners . . . . . . . .      (6,046,700)           --              --
  Distributions to general partners . . . . . . . .      (1,067,744)           --              --
                                                        -----------      -----------     -----------
        Net cash provided by (used in)
          financing activities. . . . . . . . . . .      (7,183,180)        (372,181)       (813,559)
                                                        -----------      -----------     -----------
        Net increase (decrease) in cash
          and cash equivalents. . . . . . . . . . .      (3,260,545)         (67,789)       (178,099)
        Cash and cash equivalents at
          beginning of year . . . . . . . . . . . .       4,245,747        4,313,536       4,491,635
                                                        -----------      -----------     -----------
        Cash and cash equivalents at
          end of year . . . . . . . . . . . . . . .     $   985,202        4,245,747       4,313,536
                                                        ===========      ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and
    other interest. . . . . . . . . . . . . . . . .     $ 3,698,187        8,300,132       7,571,958
                                                        ===========      ===========     ===========

  Non-cash investing and financing activities:
    Retirements of fully depreciated fixed assets .     $   115,307          443,690         853,873
                                                        ===========      ===========     ===========
    Sale of interest in investment property:
      Gain on sale of interest in investment
        property. . . . . . . . . . . . . . . . . .     $34,171,633            --              --
      Basis in investment property. . . . . . . . .     (28,733,930)           --              --
                                                        -----------      -----------     -----------
        Cash proceeds from sale of interest
          in investment property. . . . . . . . . .     $ 5,437,703            --              --
                                                        ===========      ===========     ===========
    Net liabilities and venture partner's
      deficit in venture written off at sale
      of interest in investment property. . . . . .     $33,194,379            --              --
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

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             DECEMBER 31, 1997 (IMMEDIATELY PRIOR TO FINAL
       LIQUIDATING DISTRIBUTION), AND DECEMBER 31, 1996 AND 1995



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held through a joint venture an equity investment in commercial real estate in the State of California. Business activities consisted of rentals to a variety of tenants, and the ultimate sale of such real estate.

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture, Wright-Carlyle Partners ("Wright-Carlyle") (prior to the Partnership's sale of its interest in May 1997) in which the Partnership had certain preferential claims and rights as discussed below. The effect of all transactions between the Partnership and the consolidated venture has been eliminated.

     The Partnership's records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above.

Such GAAP and consolidation adjustments were not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1997 (immediately prior to final liquidating distribution) and December 31, 1996 is summarized as follows:

                                                   1997                              1996
                                                  -------------------------------------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS      (UNAUDITED)
                                      ------------      -----------      ------------     ----------
Total assets. . . . . . . . . . . .    $   985,202          985,202       57,611,184       8,070,997
Partners' capital accounts
  (deficit):
  General partners. . . . . . . . .        143,062          143,062       (3,137,853)     (2,176,031)
  Limited partners. . . . . . . . .        842,140          842,140      (23,254,598)    (20,769,197)
Net earnings (loss):
  General partners .. . . . . . . .      4,348,659        3,386,837           11,253         188,803
  Limited partners. . . . . . . . .     30,143,438       27,658,037          270,073        (312,250)
Net earnings (loss)
 per limited partner-
 ship interest. . . . . . . . . . .         548.36           503.15             4.91           (5.68)
                                      ============      ===========      ============     ===========


     The net earnings (loss) per limited partnership interest ("Interest") was based upon the limited partnership interests outstanding at the end of each period. Also, because net earnings (loss) was computed immediately prior to dissolution, Holders of Interests may have, on dissolution, an additional capital gain or loss depending on the Holders' basis for Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP required the Partnership to make estimates and assumptions that affected the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have differed from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership recorded amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (none and $3,951,589 at December 31, 1997 and 1996, respectively) as cash equivalents, which included investments in an institutional mutual fund which held U.S. Government obligations, with any remaining amounts (generally with original maturities at one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consisted primarily of loan commitment fees and leasing commissions and related costs. Deferred loan fees were amortized using the straight-line method over the terms stipulated in the related agreements. Deferred leasing commissions and related costs were amortized over the terms of the related tenant lease agreements.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent was due and/or increases in minimum lease payments over the term of the lease, rental income was accrued for the full period of occupancy on a straight-line basis.

     No provision for state or Federal income taxes had been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners. Due to this, approximately $320,000 representing such withholding was remitted to the State of California on behalf of the Limited Partners related to the distribution of sales proceeds in August, 1997.

     The Partnership had acquired, either directly or through joint ventures, eleven apartment complexes, four shopping centers, one medical office complex and two office buildings. All of the properties have been sold or disposed of by the Partnership. The cost of the investment properties represented the total cost to the Partnership and its ventures plus miscellaneous acquisition costs.

     Depreciation on the properties had been provided over the estimated useful lives of the various components as follows:

      Buildings and improvements (new)--
        200% or 150% declining-balance or
        straight-line . . . . . . . . . . . . . . . 5-40 years
      Buildings and improvements (used)--
        125% declining-balance or
        straight-line . . . . . . . . . . . . . . . 5-50 years
                                                    ==========

     The investment property was pledged as security for the debt, for which there was no recourse to the Partnership.

     Maintenance and repair expenses were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell such property and active marketing activity had commenced or was expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any effect on the Partnership's liquidity.

     As of January 1, 1996, the Partnership had committed to a plan to sell the Cedars-Sinai Medical Office Complex investment property. Accordingly, this property was classified as held for sale or disposition in the accompanying consolidated financial statements until the Partnership sold its interest therein in May 1997. The results of operations, net of venture partners' share, for such property was $48,550, $445,766 and $6,799, respectively, for the years ended December 31, 1997, 1996 and 1995.

INVESTMENT PROPERTY

     WRIGHT-CARLYLE

     The Partnership acquired, in December 1979, through the Wright-Carlyle joint venture, a medical office complex ("Cedar-Sinai") in Los Angeles, California for an initial capital contribution of approximately $9,334,000.

In May 1997, the Partnership sold its interest in Wright-Carlyle to its venture partner as discussed below.

     In December 1995, Wright-Carlyle obtained a non-binding letter of intent to sell the Cedars-Sinai office building to an unaffiliated prospective buyer. The agreement was subject to certain conditions including the waiver by the Partnership's unaffiliated venture partner of its right of first opportunity to acquire the Partnership's interest in the Cedars-Sinai office building (per the Wright-Carlyle venture agreement) for a purchase price of the Partnership's interest that would be such as would produce for the Partnership the same consideration as the sale to the unaffiliated third party. In January, 1996, the Partnership gave notice to its venture partner of the letter of intent and in February, 1996 the venture partner gave notice to the Partnership by which it purported to exercise its right of first opportunity subject to certain terms and conditions. The Partnership and the venture partner became engaged in a dispute concerning the venture partner's right to attach conditions to the exercise of such right and during such dispute, the unaffiliated third party determined that it was no longer interested in purchasing the property. The Partnership had therefore expanded the marketing effort to other prospective purchasers.

     In November 1996, Wright-Carlyle obtained a non-binding letter of intent to sell the property to a different unaffiliated third party.
Though the Partnership gave notice to its venture partner relative to its right of first opportunity at that time, the subsequent nature of the negotiations with the prospective third-party buyer and the ongoing disputes with the venture partner concerning the mechanics of giving such notice led the Partnership to determine that it would give a further 30-day election period to the venture partner. The Partnership delivered such notice on March 20, 1997, after entering into a binding purchase agreement (subject only to the venture partner's right of first opportunity) with such third party. In April 1997, the venture partner informed the Partnership that it was exercising its right of first opportunity to purchase the Partnership's interest in Wright-Carlyle. The Partnership and the Venture Partner entered into a purchase agreement and, on May 15, 1997, the Partnership sold its interest to the venture partner effective
April 27, 1997. The purchase price, after costs of sale and prorations, of the interest was approximately $5,430,000 (including the disposition fee earned by the General Partners of $1,005,248). In conjunction with the purchase of the Partnership's interest in Wright-Carlyle, Wright-Carlyle negotiated at closing of the purchase, a payoff of the underlying mortgage loan with a prepayment credit of $713,363 of which the Partnership's share is $356,681. The Partnership received approximately $6,654,000 in cash at closing after payoff of the mortgage and land option discussed below. As a result of this transaction, the Partnership recognized a gain of $34,171,633 and extraordinary gain on extinguishment of debt of $356,681 for financial reporting purposes and recognized a gain of $36,278,504 for Federal income tax purposes in 1997.

     In January 1996, Wright-Carlyle obtained a short-term extension. The interest rate of the extended loan was adjusted from 9.11% to 10% per annum and the monthly payments of approximately $725,000 were based on a 360 month amortization with the remaining principal balance due at maturity. Subsequently, Wright-Carlyle reached an agreement to further extend the loan to September 1997, with monthly payments of interest only of approximately $725,000 at an interest rate of 10.569% per annum. Under the terms of the loan extension agreement, Wright-Carlyle was required to submit a list of all operating and capital expenditures to the Lender for approval. Any operating expenses, lease commissions, tenant improvements and other leasing costs on the submitted list would be deemed approved upon the Lender's receipt of the list. Other capital expenditures over $100,000 required the lender's written approval. Under the loan extension agreement, Wright-Carlyle was also required to remit to the lender any net operating income (as defined) on a quarterly basis to be applied against the outstanding principal balance of the loan. Additionally, Wright-Carlyle and the lender entered into an option agreement providing the venture the option to purchase the lender's ownership interest in the land underlying the development subject to certain conditions. The option agreement was scheduled to expire in October 1997; however, it was exercised by Wright-Carlyle upon sale of the Partnership's interest in Wright-Carlyle, as discussed above.

    In connection with the sale of this partnership interest, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to the Partnership, as scheduled on December 1, 1997.

     Physical management of the property was performed by an affiliate of the venture partner. Compensation to the manager was calculated as a percentage of certain receipts.

LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 1997 and
1996:
                                            1997            1996
                                        -----------     -----------
9.11% first mortgage note; secured
 by the Cedars-Sinai medical office
 complex in Los Angeles, California;
 payable in monthly installments of
 principal and interest of $698,793
 until January 14, 1996 when the
 remaining balance of approximately
 $82,599,000 was payable; extended to
 September 30, 1996 payable in monthly
 installments of principal and
 interest (10% per annum) of
 $724,865 when remaining balance
 of approximately $82,298,000 was
 payable; extended to September 30,
 1997 payable in monthly installments
 of interest only (10.569% per annum)
 of $724,865 when remaining balance
 of approximately $82,298,000
 was scheduled to be due, repaid
 by the Wright-Carlyle venture in
 conjunction with the Partner-
 ship's May 1997 sale of its
 interest in the property, net
 of pre-payment credit. . . . . .       $    --          82,298,021
                                        -----------      ----------
        Total debt. . . . . . . .            --          82,298,021
        Less current portion of
          long-term debt. . . . .            --          82,298,021
                                        -----------      ----------
          Total long-term debt. .       $    --               --
                                        ===========      ==========


PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations were allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or other dispositions of investment properties were allocated to the General Partners to the greater of 1% of such profits or any cash distributions of the proceeds of any such sale or refinancing (as described below). Losses from the sale or refinancing of investment properties were to be allocated 1% to the General Partners. The remaining sale or refinancing profits and losses were allocated to the Limited Partners.

     The Partnership Agreement provided generally that notwithstanding any allocation contained in the Agreement, if at any time profits are realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of Profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. A portion of the 1997, 1996 and 1995 Partnership gains for Federal income tax purposes were reallocated to the General Partners in accordance with this provision. In general, the effect of this provision was to allow the deferral of the recognition of taxable gain to the Limited Partners. Such special allocations did not have an effect on total assets, total partners' capital or net earnings.

     The General Partners were not required to make any capital contributions except under certain limited circumstances upon termination of the Partnership, which were not met. Distributions of "net cash receipts" of the Partnership were allocated 92% to the Limited Partners and 8% to the General Partners (of which 4.167% constituted a management fee to the Corporate General Partner for services in managing the Partnership).

     The Partnership Agreement provided that the General Partners shall receive, as a distribution from the sale of a real property by the Partnership, 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the third calendar quarter of 1980. With the distribution of sale proceeds made in February 1994, the Limited Partners have received their aggregate initial capital investment in its entirety and have also received cumulative cash distributions equal to a 6% return on their average capital investment.

     Allocations among the Partners in the accompanying GAAP basis financial statements have been made in accordance with the provisions of the Partnership Agreement. The allocation percentages may differ from year to year. Differences may therefore result between allocations among the Partners on the GAAP basis and the tax basis. Such differences would have no effect on total assets, total Partners' capital or net earnings (loss).


TRANSACTIONS WITH AFFILIATES

     As a result of the sale of the Partnership's interest in the Cedars-Sinai Medical Office Complex, as described above, the General Partners earned a disposition fee of $1,005,248, which was paid in August, 1997. Additionally, in August 1997, the General Partners received a distribution of sales proceeds of approximately $1,068,000. In December 1997, in conjunction with the liquidation of the Partnership, the General Partners received a distribution of sales proceeds of $1,724 and cash flow from operations of $141,338. The General Partners also earned a management fee of $1,869.

     There were no other fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1997 and for the year ended December 31, 1997. In addition, there were no other fees, commissions or other expenses required to be paid by the Partnership to the General Partners and their affiliates for the years ended December 31, 1996 and 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1997 and 1996.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors and members of their families and affiliates. JMB had responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner were generally officers, directors and affiliates of JMB or its affiliates. The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services may have been provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services were provided on terms no less favorable to the Partnership than could be obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may have been affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director, and the executive and certain other officers of the Corporate General Partner were as follows:

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

    JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since December 1972. Mr. Sacks is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of USC, Inc., a trustee of Amli Residential Property Trust and a director for a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since March 1982.

He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since March 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership had no officers or directors. The Partnership was required to pay a management fee to the Corporate General Partner and the General Partners of the Partnership were entitled to receive a share of cash distributions, when and as cash distributions were made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1997, 1996 and 1995, the General Partners received distributions, including the final liquidating distribution, of $1,210,806, $0 and, $0, respectively. The General Partners earned a management fee of $1,868 in 1997. No management fees were earned by the Corporate General Partner in 1996 or 1995.

     As of December 31, 1997, the Corporate General Partner had earned and received disposition fees of $1,005,248 in connection with the sale of its remaining property. The Partnership Agreement provided that the payment to such an affiliate of any commission on any sale of real property by the Partnership shall be deferred if and to the extent that the Limited Partners have not yet received cash distributions of sale or refinancing proceeds in an amount equal to their aggregate initial capital investment in the Partnership and have not received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the third calendar quarter of 1980. Effective with the February 1994 sale distribution, the Limited Partners received such cumulative cash distributions which entitled the General Partners to participate in the distributions of sale or refinancing proceeds.
Reference is made to the Notes.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner of the Partnership, was entitled to receive insurance brokerage commissions in connection with providing insurance coverage for certain of the real property investments of the Partnership. Such commissions were at rates set by insurance companies for the classes of coverage involved. No such fees were received by such affiliate in 1997.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1997, the Corporate General Partner of the Partnership was not due any reimbursement for such out-of-pocket expenses.

     The Partnership was permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  The following group was known by the Partnership to have owned beneficially more than 5% of the outstanding Interests of the Partnership immediately prior to its termination.

                             NAME OF                        AMOUNT AND NATURE
                             BENEFICIAL                     OF BENEFICIAL                     PERCENT
TITLE OF CLASS               OWNER                          OWNERSHIP                         OF CLASS
--------------               ----------                     -----------------                 --------
Limited Partnership
  Interests                  Liquidity Fund Investment      4,240.75 Interests                 7.72%
                             Corporation                    indirectly (as invest-
                             1900 Powell Street,            ment manager or, through
                             Suite 730,                     affiliated entities, general
                             Emeryville, California         partner of 12 separate
                             94608                          investment funds)

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner owned the following Interests of the Partnership immediately prior to its termination:

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

     No officer or director of the Corporate General Partner of the Partnership possessed a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

     (c)  There existed no arrangement, known to the Partnership, the operation of which would have resulted in a change in control of the Partnership.


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

                4-C. Documents relating to the extension of the long-term mortgage note secured by the Cedars-Sinai
Medical Office Complex located in Los Angeles, California are hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-9484) dated March 21, 1997.

                10-A. Acquisition documents relating to the purchase by the Partnership of an interest in Cedars-Sinai Medical Office Complex located in Los Angeles, California are incorporated herein by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 to the Partnership's Prospectus on Form S-11 (File No. 2-63958) dated August 17, 1979.

                10-B. Third Amendment to the ground lease between Prudential Insurance Company of America and Wright-Carlyle Partners is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-9484) dated March 21, 1997.

                10-C. Option Agreement between Prudential Insurance Company of America and Wright-Carlyle Partners is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-9484) dated March 21, 1997.

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

No annual report for the fiscal year 1997 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - IX

                By:     JMB Realty Corporation
                        Corporate General Partner

                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 25, 1998

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 25, 1998

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 25, 1998

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 25, 1998


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 25, 1998

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 25, 1998

                        STUART C. NATHAN*
                By:     Stuart C. Nathan,
                        Executive Vice President and Director
                Date:   March 25, 1998

                *By:    GAILEN J. HULL, Pursuant to Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull,
                        Attorney-in-Fact
                Date:   March 25, 1998

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

 3-B.     Amended and Restated Agreement of
          Limited Partnership                           Yes

 3-C.     Acknowledgement of the rights
          and duties of the General Partners            Yes

 4-A.     Modification documents related
          to the Cedars-Sinai Medical
          Office Complex                                Yes

 4-B.     Extension agreement related
          to the Cedars-Sinai Medical
          Office Complex                                Yes

 4-C.     Extension agreement related to
          the Cedars-Sinai Medical
          Office Complex                                Yes

 10-A.    Acquisition documents related
          to the Cedars-Sinai Medical
          Office Complex                                Yes

 10-B.    Third lease amendment between
          Prudential Insurance Company
          of America and Wright-Carlyle
          Partners                                      Yes

 10-C.    Option agreement between
          Prudential Insurance Company
          of America and Wright-Carlyle
          Partners                                      Yes

 10-D.    Purchase agreement between
          Carlyle Real Estate Limited
          Partnership - IX and Medical
          Office Buildings, Ltd.                        Yes

 24.      Powers of Attorney                            No

 27.      Financial Data Schedule                       No