Form 10-K405/A
period 1997-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP IX
filed 1998-04-29
CIK 310812

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                        FORM 10-K405/A

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


     The undersigned registrant hereby amends the following sections of its Report for the year ended December 31, 1997 on Form 10-K405 as set forth in the pages attached hereto:

                           PART III

   Item 12.  Security Ownership of Certain Beneficial Owners
                   and Management.  Page 33.



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



Dated:  April 24, 1998

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  The following owned, or may be deemed to have owned, beneficially more than 5% of the outstanding
Interests of the Partnership immediately prior to its termination.

                          NAME OF                    AMOUNT AND NATURE
                          BENEFICIAL                 OF BENEFICIAL         PERCENT
TITLE OF CLASS            OWNER                      OWNERSHIP             OF CLASS
--------------            ----------                 -----------------     --------

Limited Partnership       Liquidity Fund X (1)       7 Interests           Less than
Interests                                            directly (2)          1%

Limited Partnership       Liquidity Fund XIII (1)    173 Interests         Less than
Interests                                            directly (2)          1%

Limited Partnership       Liquidity Fund XIV (1)     245 Interests         Less than
Interests                                            directly (2)          1%

Limited Partnership       Liquidity Fund XV (1)      78 Interests          Less than
Interests                                            directly (2)          1%

Limited Partnership       Liquidity Fund XVI (1)     276 Interests         Less than
Interests                                            directly (2)          1%

Limited Partnership       Liquidity Fund 32, L.P. (1)105 Interests         Less than
Interests                                            directly (2)          1%

Limited Partnership       Liquidity Fund Growth      780 Interests         1.4%
Interests                 Plus Partners (1)          directly (2)

Limited Partnership       Liquidity Fund Income      584 Interests         1.1%
Interests                 Growth '89 (1)             directly (2)

Limited Partnership       Liquidity Fund Strategic   211 Interests         Less than
Interests                 Appreciation Investors (1) directly (2)          1%

Limited Partnership       Liquidity Fund Income-     502.5 Interests       Less than
Interests                 Growth Investors (1)       directly (2)          1%

Limited Partnership       Liquidity Fund 53 (1)      1,166.25 Interests    2.1%
Interests                                            directly (2)

Limited Partnership       LF 65, L.P. (1)            113 Interests         Less than
Interests                                            directly (2)          1%





                          NAME OF                    AMOUNT AND NATURE
                          BENEFICIAL                 OF BENEFICIAL         PERCENT
TITLE OF CLASS            OWNER                      OWNERSHIP             OF CLASS
--------------            ----------                 -----------------     --------

Limited Partnership       Liquidity Financial        4,240.75 Interests    7.7%
Interests                 Group, L.P. (1)            indirectly (3)

Limited Partnership       Liquidity Financial        4,240.75 Interests    7.7%
Interests                 Corporation (1)            indirectly (3)


     (1)  The address of each beneficial owner listed in this subsection (a) is 1900 Powell Street, Suite 730,
Emeryville, California 94608.

     (2)  Each entity referenced by this note (2) has reported that it had sole voting and dispositive power with respect to the Interests that it owns directly as shown in the above table in this subsection (a).  However, voting and dispositive power was exercised on behalf of each such entity by its general partner, Liquidity
Financial Group, L.P.  The general partner of Liquidity Financial Group, L.P. is Liquidity Financial Corporation.
Because of their affiliations, all beneficial owners identified in this subsection (a) may be deemed to have been members of a group with shared voting and dispositive power with respect to the aggregate 4,240.75 Interests
(7.7%) beneficially owned by them.  See note (3) of this subsection (a).  The exercise of voting power with respect to any Interests was subject to the terms and conditions of the Partnership Agreement of the Partnership.

     (3)  Includes the aggregate 4,240.75 Interests owned directly by the entities referenced by note (2) in this subsection (a).  Liquidity Financial Group, L.P. is the general partner of each such entity and exercises voting and dispositive power on behalf of each such entity. Liquidity Financial Corporation is the general partner of
Liquidity Financial Group, L.P.  As such, Liquidity Financial Group, L.P. and Liquidity Financial Corporation may
be deemed to have had shared voting and dispositive power with respect to the aggregate 4,240.75 Interests owned by such entities.  Reference is made to note (2) in this subsection (a).



















                                             33-A

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
























                                             33-B